Form 10-K
period 2024-12-31
Hilltop Holdings Inc.
filed 2025-02-14
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 28, 2024, was approximately $1.45 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 12, 2025 was 64,864,275.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2025 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, information technology expenses, cybersecurity incidents, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, expected future benchmarks rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If an event occurs, our business, business plan, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber attacks and any legal, reputational and financial and financial risks following a cybersecurity incident;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment;
●	risks associated with our concentration in real estate related loans;
●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	disruptions to the economy and financial services industry, risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in the cost of our deposit insurance assessments;

●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in policies under the new Presidential administration, changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	changes in key management;
●	competition in our banking, broker-dealer, and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

At December 31, 2024, on a consolidated basis, we had total assets of $16.3 billion, total deposits of $11.1 billion, total loans, including loans held for sale, of $8.7 billion and stockholders’ equity of $2.2 billion.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HTH.”

Our principal office is located at 6565 Hillcrest Avenue, Dallas, Texas 75205, and our telephone number at that location is (214) 855-2177. Our internet address is www.hilltop.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, at http://ir.hilltop.com/ under the tab “Filings” as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The references to our website in this Annual Report are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.

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

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2024, had $13.4 billion in assets and total deposits of $11.3 billion. The primary sources of our deposits are residents of and businesses located in Texas. At December 31, 2024, the Bank employed approximately 1,000 people.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment. The banking segment’s loan portfolio included $1.3 billion in warehouse lines of credit extended to PrimeLending and its affiliated business arrangements (“ABAs”), of which $0.8 billion was drawn at December 31, 2024. Amounts advanced against the warehouse lines of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

	Total	% of Total
	Loans Held	Loans Held
	for Investment	for Investment
Commercial real estate:
Non-owner occupied	$1,921,691	22.8%
Owner occupied	1,435,945	17.0%
Commercial and industrial	1,300,914	15.4%
Mortgage warehouse lending	241,026	2.9%
Construction and land development	866,245	10.3%
1-4 family residential	1,792,602	21.3%
Consumer	28,410	0.3%
	7,586,833	90.0%
PrimeLending warehouse lines of credit	848,296	10.0%
Total loans held for investment	$8,435,129	100.0%

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

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) and a member of the NYSE, Momentum Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). At December 31, 2024, Hilltop Securities had total assets of $2.8 billion and net capital of $264.2 million, which was $258.1 million in excess of its minimum net capital requirement of $6.1 million. At December 31, 2024, the Hilltop Broker-Dealers employed approximately 790 people and maintained 39 locations in 15 states.

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

Structured Finance. The structured finance line of business provides advisory services and product expertise related to derivatives for U.S. Agency to-be-announced (“TBA”) and commodities. The business line participates in programs in which it issues forward purchase commitments of mortgage-backed products to certain non-profit housing clients and sells TBA mortgage-backed securities. The structured finance business line also specializes in the sales and trading of mortgage-backed, asset-backed and commercial mortgage-backed securities. Additionally, this business line provides agricultural insurance through Hilltop Securities Insurance Agency Inc., whereby we act as an agent in these transactions and retain no underwriting risk with regard to the sale of insurance products.

Fixed Income Services. The fixed income services line of business specializes in sales, trading and underwriting of U.S. government and government agency bonds, corporate bonds, municipal bonds and structured products to support sales and other client activities. In addition, the fixed income services line of business provides asset and liability management advisory services to community banks.

Wealth Management. The wealth management line of business is comprised of our retail, clearing services and securities lending groups.

Retail. The retail group acts as a securities broker for retail customers in the purchase and sale of securities, options, and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers to facilitate securities transactions. Through Hilltop Securities Insurance Agency Inc. we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and Momentum Independent Network advisors to retail clients. We act as an agent in these transactions and retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses and clients. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The Momentum Independent Network advisors may also contract directly with third-party carriers to sell specified insurance products to their customers. The commissions received from these third-party carriers are paid directly to the advisor. At December 31, 2024, we employed 92 registered representatives in 19 retail brokerage offices and had contracts with 166 independent retail representatives for the administration of their securities business.

Clearing Services. The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2024, we provided services to 99 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with additional lending through its ABAs. During 2024, funded loan volume through ABAs was approximately 16% of the mortgage origination segment’s total loan volume. At December 31, 2024, our mortgage origination segment operated from over 182 locations in 46 states, originating 31.5%, 7.7% and 5.3%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and South Carolina locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. As a result, the results of operations for any single quarter in the mortgage origination segment are not necessarily indicative of the results that may be achieved for a full fiscal year.

A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the Bank during 2024, 2023 and 2022 were $124 million, $140 million and $532 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth. PrimeLending may, from time to time, manage its mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending, including its ABAs, had a staff of approximately 1,409 people, including approximately 813 mortgage loan officers, as of December 31, 2024 that produced $8.6 billion in closed mortgage loan volume during 2024, 90.1% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, new construction loans, and Federal Housing Administration (“FHA”), Veterans Affairs (“VA”), and United States Department of Agriculture loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in the large metropolitan markets in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and Momentum Independent Network, which conduct business nationwide, with 84% of the broker-dealer segment’s net revenues during 2024 generated through locations in Texas, New York and California.

PrimeLending provides residential mortgage origination products and services from over 182 locations in 46 states. During 2024, an aggregate of 68% of PrimeLending’s origination volume was concentrated in ten states, with 44% concentrated in Texas, California and South Carolina, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2024 represented more than 3% of PrimeLending’s origination volume.

Employees and Human Capital Resources

At December 31, 2024 we employed approximately 3,616 full-time employees and less than 30 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to our core values (integrity, collaboration, adaptability, respect and excellence) as well as actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in the retention of our top-performing employees. At December 31, 2024, approximately 36% of our current staff had been with us for ten years or more.

During 2024, women represented over 54% of Hilltop’s workforce, and 12% of the overall executive management team. During 2024, 34% of our employees fell within the minority classification and approximately 39% of our employees were below the age of 45.

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

We are committed to offering transparency into our business activities and providing our stakeholders with key data supporting our sustainability. For more information, see our current Environmental, Social and Governance, or ESG, and Sustainability Report, available on our website at https://hilltop.com/ under the tab “Who We Are – ESG & Sustainability.” The references to our website in this Annual Report are inactive textual references only. The information on our website is not incorporated by reference into this Annual Report.

Competition

We face significant competition in the business segments in which we operate and the geographic markets we serve. Many of our competitors have substantially greater financial resources, lending limits and branch networks than we do, and offer a broader range of products and services.

Our banking segment primarily competes with national, regional and community banks within the various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, pension trusts, mutual funds, insurance companies, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions. The ability to attract and retain skilled lending professionals is critical to our banking business. Competition for deposits and in providing lending products and services to consumers and businesses in our market area continues to be competitive and pricing is important. Competition for deposits and lending services is also increasing from internet-based competitors and fintech companies. Other factors encountered in competing for deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services.

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

Overall, competition among providers of financial products and services continues to increase as technological advances, including artificial intelligence and automation, have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.

Government Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws and by various governmental and other regulatory authorities. The regulatory framework is intended primarily for the protection of customers and clients, and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion describes the material elements of the regulatory framework that applies to us and our subsidiaries. References in this Annual Report to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

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

The Anti-Money Laundering Act of 2020 (the “AML 2020 Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. The AML 2020 Act is the most significant revision to the anti-money laundering (“AML”) laws since the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”). The AML 2020 Act clarifies and streamlines the Currency and Foreign Transactions Reporting Act of 1970, as amended, (the “Bank Secrecy Act”) and AML obligations in the following ways: requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including clawback of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update every four years National AML Priorities, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; among other amendments. Implementing regulations concerning certain provisions of the AML 2020 Act have been proposed by FinCEN, but not all have been finalized. On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement under the Corporate Transparency Act (“CTA”), which was passed as part of the AML 2020 Act. The rule, which became effective January 1, 2024, requires most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners—the persons who ultimately own or control the company, to FinCEN. The compliance date for enforcement of the CTA’s beneficial ownership information reporting requirement has been stayed pending litigation.

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

Changes of Control.  Federal and state laws impose additional notice, approval and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of a regulated holding company, such as Hilltop. These laws include the Bank Holding Company Act and the Change in Bank Control Act. Among other things, these laws require regulatory filings by an investor that seeks to acquire direct or indirect “control” of a regulated holding company. The determination whether an investor “controls” a regulated holding company is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting stock or 33% or more of any class of stock (voting or non-voting), and in certain other circumstances, an investor may be presumed to control a depository institution or other company if the investor owns or controls less than 25% of any class of voting stock where certain other triggering factors exist. Furthermore, these laws may discourage potential acquisition proposals and may delay, deter or prevent change of control transactions, including those that some or all of our stockholders might consider to be desirable.

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Dodd-Frank Act requires the regulatory agencies to issue regulations requiring that all bank and savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Scope of Permissible Activities. Under the Bank Holding Company Act, Hilltop and PCC generally may not acquire a direct or indirect interest in, or control of more than 5% of, the voting shares of any company that is not a bank or bank holding company. Additionally, the Bank Holding Company Act prohibits a bank or bank holding company from engaging in activities other than those of banking, managing or controlling banks or furnishing services to, or performing services for, its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

During 2024, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2025.

At December 31, 2024, Hilltop had a total capital to risk-weighted assets ratio of 24.40%, Tier 1 capital to risk-weighted assets ratio of 21.23% and a common equity Tier 1 capital to risk-weighted assets ratio of 21.23%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2024, PlainsCapital had a total capital to risk-weighted assets ratio of 16.54%, Tier 1 capital to risk-weighted assets ratio of 15.35% and a common equity Tier 1 capital to risk-weighted assets ratio of 15.35%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

Phase-in of Current Expected Credit Losses Accounting Standard. In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL became effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. In March 2020, in connection with the economic uncertainties associated with the effects of the pandemic, the agencies’ issued an additional transition option that permitted banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024. We elected to exercise this option for phase-in. As of January 1, 2025, Hilltop and PlainsCapital had fully captured the day-one regulatory capital effects resulting from the implementation of CECL.

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

Acquisitions by Bank Holding Companies. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors. In addition, the Dodd-Frank Act requires the Federal Reserve Board to consider “the risk to the stability of the U.S. banking or financial system” when evaluating acquisitions of banks and nonbanks under the Bank Holding Company Act. With respect to interstate acquisitions, the Dodd-Frank Act amends the Bank Holding Company Act by raising the standard by which interstate bank acquisitions are permitted from a standard that the acquiring bank holding company be “adequately capitalized” and “adequately managed” to the higher standard of being “well capitalized” and “well managed.”

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

Restrictions on Transactions with Affiliates. Transactions between the Bank and its banking and nonbanking affiliates, including Hilltop, PrimeLending, and PCC, are subject to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve Board’s Regulation W.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of PCC’s operating funds, and for the foreseeable future, it is anticipated that dividends paid by the Bank to PCC will continue to be PCC’s and Hilltop’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Pursuant to the Texas Finance Code, a Texas banking association may not pay a dividend that would reduce its outstanding capital and surplus unless it obtains the prior approval of the Texas Banking Commissioner. Additionally, the FDIC and the Federal Reserve Board have the authority to prohibit Texas state banks from paying a dividend when they determine the dividend would be an unsafe or unsound banking practice. As a member of the Federal Reserve System, the Bank must also comply with the dividend restrictions with which a national bank would be required to comply. Those provisions are generally similar to those imposed by the state of Texas. Among other things, the federal restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid.

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

An institution that is categorized as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2024.

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

The FDIC is required to maintain a designated reserve ratio of the deposit insurance fund (“DIF”) to insured deposits in the United States. The Dodd-Frank Act required the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020, which was accomplished on November 28, 2018. However, extraordinary growth in insured deposits in 2020 caused the DIF ratio to fall below 1.35%. Accordingly, on October 24, 2022, the FDIC published a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The increase in assessment rate schedules increased the likelihood that the DIF ratio will reach the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. Accruals for DIF assessments were $7.1 million during 2024.

As a result of the bank failures during early 2023 and in an effort to strengthen public confidence in the banking system and protect depositors, regulators announced that any losses to the DIF to support uninsured depositors will be recovered by a special assessment on banking organizations, as required by law. On November 16, 2023, the FDIC adopted a final rule to implement this special assessment based on a banking organization’s estimated uninsured deposits as of December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. The Bank was not impacted by this special assessment as the uninsured deposits were less than $5 billion at December 31, 2022.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. Pursuant to a provision in EGRRCPA, the FDIC published a final rule on February 4, 2019 excepting a capped amount of reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. On December 15, 2020, the FDIC also approved a final rule intended to modernize the FDIC’s framework for regulating brokered deposits and ensure the classification of a deposit appropriately reflects changes in the banking landscape. The final rule is also intended to modify the interest rate restrictions applicable to certain depository institutions and clarify the application of the brokered deposit requirements to non-maturity deposits. The final rule became effective on April 1, 2021, but full compliance was not required during a transitionary period ending January 1, 2022. Effective January 1, 2022, we continued to treat deposits swept to the Bank from the broker-dealer segment as non-brokered with the cost of these sweep deposits being based on a current market rate of interest rather than a per account fee. As of December 31, 2024, PlainsCapital was “well capitalized” and therefore not subject to any limitations with respect to its brokered deposits.

On July 30, 2024, the FDIC approved a proposed rule to further revise brokered deposit regulations based on the FDIC’s experience since the adoption of the 2020 final rule and the bank failures in 2023. The 2024 proposal aims to simplify the definition of “deposit broker,” eliminate the “exclusive deposit placement arrangement” exception, and revise the interpretation of the primary purpose exception (“PPE”) to consider the third party’s intent in placing customer funds at a particular insured depository institution. In addition, the proposed rule would allow only insured depository institutions to file notices and applications for PPEs, revise the “25 percent test” designated business exception for a PPE to be available only to broker-dealers and investment advisers and only if less than 10% of the total assets that the broker-dealer or investment adviser has under management for its customers is placed at one or more IDIs, eliminate the enabling transactions designated business exception, and clarify when an insured depository institution that has lost its agent institution status can regain that status for purposes of the limited exception for reciprocal deposits.

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

Anti-terrorism and Money Laundering Legislation. The Bank is subject to the USA PATRIOT Act, the Bank Secrecy Act and rules and regulations of FinCEN and the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, including obtaining beneficial ownership information on new legal entity customers and otherwise has implemented policies and procedures intended to comply with the foregoing rules until such time as FinCEN adopts final regulations implementing the CTA, which is part of the AML 2020 Act. FinCEN issued a final rule, effective on January 1, 2024, imposing certain reporting requirements of beneficial ownership of certain business entities other than those entities not meeting, or excluded from, the definition of a “reporting company.” The compliance date for enforcement of the CTA’s beneficial ownership information reporting requirement has been stayed pending litigation.

Incentive Compensation Guidance. On June 21, 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC jointly issued comprehensive final guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Guidance, a banking organization’s federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. On May 6, 2024, the FDIC, the OCC, and the Federal Housing Finance Agency (“FHFA”), adopted a proposed rule to address incentive-based compensation arrangements, as required under section 956 of the Dodd-Frank Act. The proposed rule re-proposes the regulatory text previously proposed in June 2016, and seeks public comment in the preamble on certain alternatives and questions. The proposed rule includes prohibitions intended to make incentive-based compensation arrangements more sensitive to risk. These include a prohibition on incentive-based compensation arrangements that do not include risk adjustment of awards, deferral of payments, and forfeiture and clawback provisions. The prohibitions also emphasize the important role of sound governance and risk management control mechanisms. The recordkeeping and disclosure requirements in the proposed regulatory text would assist the appropriate Federal regulator in monitoring and identifying areas of potential concern at covered institutions. Section 956 of the Dodd-Frank Act requires the FDIC, the Federal Reserve Board, the OCC, the National Credit Union Administration, the FHFA, and the SEC to jointly prescribe regulations or guidelines with respect to incentive-based compensation practices at certain financial institutions that have $1 billion or more in assets. Once the proposed rule is adopted by all six agencies, it will be published in the Federal Register with a comment period of 60 days following publication. Until then, each agency acting on the proposed rule will make it available on their respective website, and will accept comments. The remainder of the foregoing agencies have yet to release a proposal.

Broker-Dealer

The Hilltop Broker-Dealers are broker-dealers registered with the SEC, FINRA, all 50 U.S. states and the District of Columbia. Hilltop Securities is a member of various securities exchanges and is also registered in Puerto Rico and the U.S. Virgin Islands. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally FINRA, the Municipal Securities Rulemaking Board and national securities exchanges. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing its members and the industry. Broker-dealers are also subject to federal securities laws and SEC rules, as well as the laws and rules of the states in which a broker-dealer conducts business. While the SEC, the states, and the exchanges may conduct regulatory examinations, the Hilltop Broker-Dealers are members of, and are primarily subject to regulation, supervision and regular examination by FINRA. References to the Hilltop Broker-Dealers under the heading “Broker-Dealer” shall not include Hilltop Securities Asset Management, LLC unless it is otherwise named or the context otherwise includes it.

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

Limitation on Businesses. The businesses that the Hilltop Broker-Dealers may conduct are limited by its agreements with, and its oversight by, FINRA, other regulatory authorities (including self-regulatory organizations) and federal and state law. Participation in new business lines, including trading of new products or participation on new exchanges or in new countries often requires governmental, FINRA and/or exchange approvals, which may take significant time and resources. References to the Hilltop Broker-Dealers under the heading “Broker-Dealer” shall not include Hilltop Securities Asset Management, LLC unless it is otherwise named or the context otherwise includes it. In addition, the Hilltop Broker-Dealers are operating subsidiaries of Hilltop, which means their activities are further limited by those that are permissible for financial holding companies and subsidiaries of financial holding companies, and as a result, the Hilltop Broker-Dealers and Hilltop may be prevented from entering into new businesses that may be profitable in a timely manner, if at all.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2024, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

Customer Protection Rule. As noted above in Net Capital Requirements, the Hilltop Broker-Dealers that hold customers’ funds and securities are subject to the SEC’s customer protection rule (Rule 15c3-3 under the Exchange Act), which generally provides that such broker-dealers maintain physical possession or control of all fully-paid securities and excess margin securities carried for the account of customers and maintain certain reserves of cash or qualified securities.

The SEC recently adopted amendments to Rule 15c3-3, which would be become effective as of March 14, 2025, and would have a compliance date of December 31, 2025. The amendments will require certain broker-dealers that hold customer cash and securities to perform their reserve computations for accounts of customers and proprietary accounts of broker-dealers daily rather than weekly as is currently required under Rule 15c3-3. Hilltop Securities currently performs its reserve computation on a weekly basis. With the above noted amendment, Hilltop Securities may be moving to a daily reserve computation frequency. Momentum Independent Network is exempt from the computation for determination of reserve requirements and information relating to the possession or control requirements pursuant to 15c3-3 under paragraph (k)(2)(ii) of that Rule. A carrying broker-dealer with “average total credits” under Rule 15c3-3 equal to or greater than $500 million will be required to compute its reserve daily (and must make any necessary reserve deposit by 10 a.m. local time on the second following business day after the required daily computation). The first 12-month determination must be made beginning with the June 30, 2024 FOCUS Report and ending with the July 31, 2025 FOCUS Report. If a carrying broker-dealer meets the $500 million threshold of average total credits over such 12 months, then it must commence computing its reserve on a daily basis no later than six months thereafter (i.e., beginning no later than December 31, 2025). The SEC also adopted a corresponding amendment to Rule 15c3-1 to permit such broker-dealers to reduce aggregate debit items (i.e., customer-related receivables) by 2% rather than 3% as part of the computation. A carrying broker-dealer (including ones below the $500 million threshold) also may voluntarily perform a daily customer reserve computation and apply the 2% debit reduction, provided it notifies its designated examining authority (such as FINRA) in writing at least 30 calendar days prior to beginning the daily customer reserve computation that applies the 2% debit reduction.

Securities Investor Protection Corporation (“SIPC”). The Hilltop Broker-Dealers are subject to the Securities Investor Protection Act and belong to SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.

Anti-Money Laundering. The Hilltop Broker-Dealers must also comply with anti-money laundering laws such as the USA PATRIOT Act and other related laws, rules and regulations discussed herein, including FINRA AML requirements, designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations. On August 28, 2024, FinCEN, a division of the Department of Treasury, also issued a new rule imposing anti-money laundering requirements on investment advisers registered with the SEC with respect to their investment advisory businesses. The requirements are similar but not identical to the AML requirements for broker-dealers. The date of compliance is January 1, 2026. Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network will evaluate how the new AML rule affects their respective businesses.

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

Investment Advisory Activity. Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are registered with, and subject to oversight and inspection by, the SEC as investment advisers under the Advisers Act. The investment advisory business of our subsidiaries is subject to significant federal regulation, including with respect to wrap fee programs, the management of client accounts, the safeguarding of client assets, client fees and disclosures, transactions among affiliates and recordkeeping and reporting procedures. Legislation and changes in regulations promulgated by the SEC or changes in the interpretation or enforcement of existing laws and regulations often directly affect the method of operation and profitability of investment advisers. The SEC may conduct administrative and enforcement proceedings that can result in censure, fine, profit disgorgement, monetary penalties, suspension, revocation of registration or expulsion of the investment advisory business of our subsidiaries, our officers or employees.

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

Changing Regulatory Environment. The regulatory environment in which the Hilltop Broker-Dealers (including Hilltop Securities Asset Management, LLC) operate is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. and state governmental and regulatory authorities. The business, financial condition and operating results of the Hilltop Broker-Dealers also may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities. In the current era of heightened regulation of financial institutions, the Hilltop Broker-Dealers can expect to incur increasing compliance costs, along with the industry as a whole.

Mortgage Origination

PrimeLending and the Bank are subject to the rules and regulations of the CFPB, FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Fair Housing Act, Federal Truth-in-Lending Act, Secure and Fair Enforcement of Mortgage Licensing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. PrimeLending and the Bank are also subject to regulation by the Texas Department of Banking with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. PrimeLending and the Bank are also subject to the provisions of the Dodd-Frank Act. Among other things, the Dodd-Frank Act established the CFPB and provides mortgage reform provisions regarding a customer’s ability to repay, restrictions on variable-rate lending, loan officers’ compensation, risk retention, and new disclosure requirements. The Dodd-Frank Act also clarifies that applicable state laws, rules and regulations related to the origination, processing, selling and servicing of mortgage loans continue to apply to PrimeLending.

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay and Qualified Mortgage Standards Under the Truth in Lending Act (Regulation Z). This final rule requires that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The rule also established a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans. On December 29, 2020, the CFPB published a final rule creating a new category of “qualified mortgage,” called a seasoned qualified mortgage, for first lien, fixed rate covered loans that meet certain performance requirements, are held in portfolio by the originating creditor or first purchaser for a 36-month period, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements.

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

Appraisals for High-Risk Mortgages (Regulation Z). The final rule permits a creditor to extend a higher-priced (subprime) mortgage loan only if the following conditions are met (subject to exceptions): (i) the creditor obtains a written appraisal; (ii) the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process, the applicant receives a notice regarding the appraisal process and their right to receive a free copy of the appraisal.

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

Item 1A. Risk Factors.

The following discussion sets forth what management currently believes could be the material regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact our business, results of operations and financial condition. Other risks and uncertainties, including those not currently known to us, could also negatively impact our business, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties we may face, and the order of their respective significance may change. Below is a summary of our material risk factors with a more detailed discussion following.

●	Our allowances for credit losses for loans and debt securities may prove inadequate, or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.
●	Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.
●	Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
●	Our banking segment is subject to risk arising from conditions in the commercial real estate market and may be adversely affected by weaknesses in the commercial real estate market.
●	Our business and results of operations may be adversely affected by unpredictable economic, market and business conditions.
●	Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.
●	Inflationary pressures and rising prices may affect our results of operations and financial condition.
●	Our mortgage origination business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
●	The financial services industry is characterized by rapid technological change, and if we fail to keep pace, our business may suffer.
●	We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.
●	Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.
●	An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.
●	Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.
●	Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
●	Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.
●	We depend on our computer and communications systems and an interruption in service would negatively affect our business.
●	Climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

●	We are heavily dependent on dividends from our subsidiaries.
●	We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
●	We may be subject to more stringent capital requirements in the future.
●	Our broker-dealer business is subject to various risks associated with the securities industry.
●	Market fluctuations could adversely impact our broker-dealer business.
●	Our investment advisory business may be affected if our investment products perform poorly.
●	Our existing correspondents may choose to perform their own clearing services or move their clearing business to one of our competitors or exit the business.
●	Several of our broker-dealer segment’s product lines rely on favorable tax treatment, and changes in federal tax law could impact the attractiveness of these products to our customers.
●	Our mortgage origination segment is subject to investment risk on loans that it originates.
●	If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.
●	We ultimately may write-off goodwill and other intangible assets resulting from business combinations.
●	The value of our mortgage servicing rights portfolio fluctuates due to changes in interest rates, which may increase the volatility of our earnings.
●	The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting estimates.
●	We are dependent on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.
●	We are subject to losses due to fraudulent and negligent acts.
●	Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.
●	We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.
●	Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.
●	We may not be able to generate sufficient cash to service all of our indebtedness, including the Subordinated Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
●	A reduction in our credit rating could adversely affect us or the holders of our securities.
●	The indentures governing the Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.
●	The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

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

Under the acquisition method of accounting requirements, we were required to estimate the fair value of the loan portfolios acquired in each of the PlainsCapital Merger, the FDIC-assisted transaction (the “FNB Transaction”) whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction (the “SWS Merger”) and the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition,” and collectively with the PlainsCapital Merger, FNB Transaction and the SWS Merger, the “Bank Transactions”) as of the applicable acquisition date and write down the recorded value of each such acquired portfolio to the applicable estimate. For most loans, this process was accomplished by computing the net present value of estimated cash flows to be received from borrowers of such loans. The allowance for credit losses that had been maintained by PCC, FNB, SWS or BORO, as applicable, prior to their respective transactions, was eliminated in this accounting process.

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

Events in early 2023 relating to the failures of certain banking entities have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Although we were not directly affected by these bank failures, the resulting speed and ease in which news, including social media commentary, led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions as well as caused the stock prices of many financial institutions to become volatile. In the future, events such as these bank failures or negative news or the public perception thereof, could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

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

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents and threats of cyber attacks from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, including the usage of artificial intelligence and automation, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems; or unauthorized disclosure of confidential and non-public information maintained within our systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property, and have experienced cyber attacks. Evolving technologies and the increased use of artificial intelligence and automation by third parties further increase the risk of cyber attacks and threats of cyber attacks against us or those third parties that we depend upon. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputation damages, and litigation risk, any of which could have a material adverse effect on our business.

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

The continued occurrence of cybersecurity incidents and threats thereof across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations at both the state and federal levels. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (“CPRA”) in 2023, which imposes requirements on companies operating in California and provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. Other state privacy laws with similarities to the CCPA/CPRA, such as the Texas Data Privacy and Security Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, the Oregon Consumer Data Privacy Act, the Montana Consumer Data Privacy Act, the Utah Consumer Privacy Act, the Virginia Consumer Data Privacy Act, came into force in 2023 and 2024. Iowa, Indiana, and Tennessee have each recently passed their own general consumer privacy laws, which are expected to come into force later in 2025 and 2026, and there have been ongoing discussions and proposals in the U.S. Congress with respect to new federal data privacy and security laws to which we would become subject if enacted.

These upcoming and evolving laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation or regulatory inquiries or proceedings.

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

As of December 31, 2024, commercial real estate loans comprised approximately 40% of our banking segment’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. A failure by the banking segment to have adequate risk management policies, procedures and controls could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between August 2019 and March 2020, the Federal Open Market Committee of the Federal Reserve Board decreased its target range for the federal funds rate by 200 basis points, while between March 2022 and December 2023, it raised the target range for the federal funds rate by 525 basis points. Between September 2024 and December 2024, the Federal Reserve Board decreased its target range for the federal funds rate by 100 basis points and indicated that further changes may occur in 2025. Changes in interest rates have in the past and may continue to impact our net interest income in our banking segment in the future as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Given the potential for an adverse impact on our net interest income associated with interest rate cycle transitions, we periodically evaluate our current “gap” position and determine whether a repositioning of the banking segment’s balance sheet is appropriate. Asymmetrical changes in interest rates, such as if short-term rates increase or decrease at a faster rate than long-term rates, can affect the slope of the yield curve. A continued inversion of the yield curve, as measured by the difference between 10-year U.S. Treasury bond yields and 3-month yields, could adversely impact the net interest income of our banking segment as the spread between interest-earning assets and interest-bearing liabilities becomes further compressed.

As of December 31, 2024, approximately 58% of our loans were advanced to our customers on a variable or adjustable-rate basis and approximately 42% of our loans were advanced to our customers on a fixed-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition or results of operations. Alternatively, a decrease in interest rates could negatively impact our margins and profitability. Certain of our variable rate loans only provide for resets of interest rates periodically, which can result in significant periods of time between resets in loan rates, which can negatively impact our margins and profitability. Further, a portion of our adjustable rate loans have interest rate floors at or above the loan's contractual interest rate. As of December 31, 2024, approximately 10% of our total loans’ rates are floored, with most expected to reprice to the loan’s contractual rate at the next reset date. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Market interest rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, political factors, international disorder and instability in domestic and foreign financial markets. We may not be able to accurately predict the likelihood, nature and magnitude of such changes or how and to what extent such changes may affect our business. We also may not be able to adequately prepare for, or compensate for, the consequences of such changes. Any failure to predict and prepare for changes in interest rates, or adjust for the consequences of these changes, may adversely affect our earnings and capital levels and overall results of operations and financial condition.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and continued rising into 2024 at elevated levels. While the rise in inflation has slowed during the latter half of 2024, inflationary pressures are still expected to remain elevated throughout 2025. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Similarly, rising interest rates will negatively impact our mortgage business by making home mortgages more expensive for home buyers and by making mortgage refinancing transactions less likely, which would adversely impact our results of operations and financial condition in PrimeLending. Furthermore, a prolonged period of inflation could cause wages and other costs to Hilltop and its subsidiaries to increase, which could adversely affect our results of operations and financial condition.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including increased usage of artificial intelligence and automation. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively or timely implement new technology-driven products and services or be successful in marketing these products and services to our customers and clients. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

We conduct our banking operations primarily in Texas. At December 31, 2024, an aggregate of 76% of the real estate loans in our loan portfolio, and included within the commercial real estate and 1-4 family residential portfolio segments, were secured by properties in Texas. Specifically, 28%, 17%, 8% and 5% of the real estate loans were secured by properties located within the Dallas-Fort Worth, Austin, Houston and San Antonio markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices were to be depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios. Moreover, natural disasters, such as Hurricane Harvey in 2017 and Winter Storm Uri, in 2021 may also have an adverse impact on local economic conditions.

In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2024, 31.5% and 7.7% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Also, in our broker-dealer segment, 76% of public finance services net revenues were from entities located in Texas, and 87% of retail brokerage service net revenues were generated through locations in Texas and California. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters, supply chain disruptions or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2024, 64% of the loan portfolio of our banking segment was comprised of loans with commercial or residential real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

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

Our broker-dealer segment is subject to risks as a result of fluctuations in the securities markets. Our securities trading and underwriting activities involve the purchase and sale of securities as a principal, which subjects our capital to significant risks. Market conditions could limit our ability to sell securities purchased or to purchase securities sold in such transactions. If interest rates increase, the value of debt securities we hold in our inventory would decrease. Rapid or significant market fluctuations could adversely affect our business, financial condition, results of operations and cash flow.

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

Several of our broker-dealer segment’s product lines rely on favorable tax treatment, and changes in federal tax law could impact the attractiveness of these products to our customers.

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

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2024, included goodwill of $267.4 million and other intangible assets, net of accumulated amortization, of $6.6 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. We have goodwill and intangibles balances recorded in connection with acquisitions in our banking, broker-dealer and mortgage origination segments, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses.

In light of continuing macroeconomic challenges in the mortgage industry given tight housing inventories and mortgage interest rate levels, our mortgage origination segment experienced lower-than-forecasted operating results during 2022 and 2023. These headwinds, coupled with inflationary pressures associated with compensation, occupancy and software costs within our business segments since 2022 have had, and are expected to continue to have, an adverse impact on our operating results during 2025. Given the potential impacts of the operating performance of our reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated.

We further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the annual assessment, we determined that as of October 1, 2024 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding future operating performance of our reportable business segments, overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

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

The value of our mortgage servicing rights portfolio fluctuates due to changes in interest rates, which may increase the volatility of our earnings.

As a result of our mortgage servicing business, we have a portfolio of MSR assets, which we grew to historically elevated levels before selling the vast majority of our MSR assets, and at December 31, 2024, the mortgage origination segment’s MSR asset had a fair value of $5.9 million. An MSR is the right to service a mortgage loan – collect principal, interest and escrow amounts – for a fee. We measure and carry all of our residential MSR assets using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers, and as a result, the value of our MSR assets fluctuates due to changes in interest rates, which may increase volatility of earnings.

The rising interest rate environment that began in 2022 and continued through 2023 resulted in an increased valuation of the MSR asset, however one of the principal risks associated with MSR assets is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options, as a means to mitigate market risk associated with MSR assets. However, no hedging strategy can protect us completely, and hedging strategies may fail because they are improperly designed, improperly executed and documented or based on inaccurate assumptions and, as a result, could actually increase our risks and losses. An increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSR assets.

If we increase the size of our MSR portfolio, it could result in us carrying significant asset balances. This could result in a reduction in our liquidity and cause a reduction in our capital ratios. The combination of these impacts along with other impacts, could cause us to not have sufficient liquidity or capital.

All income related to retained servicing, including changes in the value of the MSR asset, is included in noninterest income. Depending on the interest rate environment and market trends related to MSR sales, it is possible that the fair value of our MSR asset may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSR asset, our financial condition and results of operations would be negatively affected. If we increase the size of our MSR assets in the future, these risks could increase.

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

Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general (such as the bank failures in the first half of 2023), is inherent in our business. Adverse perceptions concerning our reputation or financial institutions in general could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, such negative perceptions could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyber attacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or actions taken by government regulators and community organizations in response to such activities or circumstances. Furthermore, our failure to address, or the perception that we have failed to address, these issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

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

At December 31, 2024, on a consolidated basis, we had total deposits of $11.1 billion and other indebtedness of $1.2 billion, including $150.0 million in aggregate principal amount of 5% senior notes due 2025 (the “Senior Notes”), which have since been redeemed in full, $50.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due 2030 (the “2030 Subordinated Notes”) and $150.0 million aggregate principal amount of 6.125% fixed-to-floating rate subordinated notes due 2035 (the “2035 Subordinated Notes” and, collectively with the 2030 Subordinated Notes, the “Subordinated Notes”). Our significant amount of indebtedness could have important consequences, such as:

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

Subject to the restrictions in the indentures governing the Subordinated Notes, we may incur significant additional indebtedness, including secured indebtedness. If new debt is added to our current debt levels, the risks described above could increase.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Subordinated Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

●	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
●	our future ability to refinance the Subordinated Notes, which depends on, among other things, our compliance with the covenants in the indentures governing the Subordinated Notes.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, including the Subordinated Notes, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Subordinated Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including our obligations under the Subordinated Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity and/or negotiate with our lenders and other creditors to restructure the applicable debt in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The indentures governing the Subordinated Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

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

The indentures governing the Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.

The indentures governing the Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

●	dispose of, or issue voting stock of, certain subsidiaries; or
●	incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the indentures governing the Subordinated Notes. Upon a default, holders of the Subordinated Notes have the ability ultimately to force us into bankruptcy or liquidation, subject to the indentures governing the Subordinated Notes. In addition, a default under the indentures governing the Subordinated Notes could trigger a cross default under the agreements governing our existing and future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures, and we may not be able to obtain financing to meet these requirements.

Risks Related to our Industry

The soundness of other financial institutions could adversely affect our business.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, credit unions, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or by other institutions. For example, bank failures during the first half of 2023 put additional financial pressure and uncertainty on other financial institutions and led to increased regulatory scrutiny in the industry. Similar bank failures, or the perception thereof, could adversely affect our operations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when we hold collateral that cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due to us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

We face strong competition from other financial institutions and financial service companies, which may adversely affect our operations and financial condition.

Our banking segment primarily competes with national, regional and community banks within various markets where the Bank operates. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts, governmental organizations and increasingly fintech companies, each of which may offer more favorable financing than we are able to provide. In addition, some of our non-bank competitors are not subject to the same extensive regulations that govern us. The banking business in Texas has remained competitive over the past several years, and we expect the level of competition we face to further increase. Competition for deposits and in providing lending products and services to consumers and businesses in our market area continues to be competitive and pricing is important. Other factors encountered in competing for savings deposits are convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other services. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

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

Overall, competition among providers of financial products and services continues to increase as technological advances, including the rise of artificial intelligence and automation, have lowered the barriers to entry for financial technology companies, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including online checking, savings and brokerage accounts, online lending, online insurance underwriters, crowdfunding, digital wallets, and money transfer services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. This competition could result in the loss of customer deposits and brokerage accounts and lower mortgage originations which could have a material adverse effect on our financial condition and results of operations.

Legal and Regulatory Risks

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to the Bank Holding Company Act, the Bank Merger Act, Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. Congress, state legislatures, and federal and state regulatory agencies frequently revise banking and securities laws, regulations and policies. For example, several aspects of the Dodd-Frank Act have affected our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. Although the EGRRCPA is intended to ease the regulatory burden imposed by the Dodd-Frank Act with respect to company-run stress testing, resolution plans, the Volcker Rule, high volatility commercial real estate exposures, and real estate appraisals, at this time, it remains difficult to predict the full extent to which the Dodd-Frank Act, the EGRRCPA, the AML 2020 Act or the resulting rules and regulations will affect our business. Compliance with new laws and regulations has resulted and likely will continue to result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

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

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another, especially as occurred in 2025, when it involves a change in the governing political party. Any such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. For example, on July 27, 2023, the Federal Reserve Board, the FDIC, and the OCC issued a proposal, referred to as “Basel III Endgame,” that would result in significant changes to the U.S. regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more. This proposal has not yet been finalized.

If we fail to meet the minimum capital guidelines and other regulatory requirements as applicable to us, we or our subsidiaries may be restricted in the types of activities we may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2024, no shares of preferred stock were outstanding.

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

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2024, we declared and paid cash dividends of $0.68 per common share.

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. During 2024, we paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program. These shares were returned to the pool of authorized but unissued shares of common stock.

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. Such purchases may be subject to a nondeductible excise tax under the Inflation Reduction Act of 2022 equal to 1% of the fair market value of the shares repurchased, subject to certain limitations.

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

Organizational Model

Our Information Security Department is comprised of four primary functions:

●	Information Security Risk assesses technology risks and controls, evaluates application systems’ conformance to internally defined and approved security standards, coordinates audits and examinations for Information Technology (“IT”) and Information Security, as well as tracks open risk issues and exceptions.
●	IT Security defines security policies and standards, conducts security awareness and training, evaluates security configuration and assesses vulnerability risk.
●	Security Operations utilizes security solutions to detect and respond to security threats and supports the end-user security needs. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data.
●	Security Engineering plans, builds, and maintains technical controls and solutions that enhance our security posture that mitigate risk to the enterprise while assuring the integrity of the engineering design process.

Managing Material Cybersecurity Risks

As a part of our overall risk management strategy, Information Security Risk conducts risk assessments on the technology environment as well as application systems implemented to support the various business functions of Hilltop based on the Gramm-Leach-Bliley Act guidance. Risks are identified from the Enterprise Risk Management and Internal Audit assessments of IT and Information Security. Information Security then quantifies the incidents and risks that have been identified and reports to the Operations & Strategy Committee, which is comprised of executives from across the enterprise representing disciplines including compliance, regulatory, information technology, risk, finance, and operations, if they meet certain thresholds. The necessary controls are identified to address the risk and this control evaluation contributes to the assessment of the residual risk value. In 2024, additional assessments were completed utilizing the FFIEC Cybersecurity Assessment Tool and the Ransomware Self-Assessment Tool for the enterprise.

Engage Third-Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Hilltop engages with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements. In particular, each year we engage a firm to perform penetration testing. We do not allow the same firm to be engaged for more than three years in an effort to obtain diversity in methods of testing. Additionally, at least every two years, we engage a firm to perform a red-team exercise for a simulated cybersecurity event.

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

Board of Directors Oversight

Our board of directors and the Risk Committee of the board of directors oversee an enterprise-wide approach to risk management, including cybersecurity risks, intended to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The Risk Committee is central to the board of directors’ oversight of cybersecurity risks and bears the primary responsibility for this function. The Risk Committee is composed of board members with diverse expertise including, risk management assisting them to oversee cybersecurity risks. The Risk Committee receives regular reports from our Chief Information Security Officer (“CISO”) and provides updates to the full board of directors at each regular meeting of the board of directors. The Risk Committee also reviews all information security plans and policies, which are then recommended to the full board of directors for its review and approval.

Management’s Role Managing Risk

Our CISO plays a pivotal role in informing the Risk Committee on cybersecurity risks and developments. Our CISO provides comprehensive briefings to the Risk Committee on a regular basis, with a minimum frequency of four times per year. These briefings encompass a broad range of topics, including:

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

In addition to Risk Committee meetings, our CISO generally meets with executive management weekly to provide updates regarding current activities and areas of focus. In the event of a potential or actual cybersecurity event, the CISO immediately notifies the General Counsel at which point the information security incident response plan is activated if warranted. The information security incident response plan provides the procedures for responding, including personnel required to be informed and updated. The board of directors is informed promptly in the event such incident is, or is reasonably expected to have, a material impact on operations or financial condition. We also conduct cybersecurity tabletop exercises each year to ensure our processes and procedures align with our technical controls, and to ensure that the organization is prepared for a security-related event.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CISO. With over twenty years of experience in the field of cybersecurity, our CISO brings a wealth of expertise to his role. His background includes extensive experience in all facets of information technology and information security and is well-recognized within the industry. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.

Our CISO is responsible for our Information Security Program and our information security leaders report directly to our CISO. We also maintain a standing committee, the Information Security Governance Committee, which consists of certain members of executive management, our CISO and information security leaders. Our Information Security Governance Committee allows for direct management reporting for IT Risk management, audit/examination report(s) review, and oversight of our Information Security strategy and program, and daily Security Operations.

Monitor Cybersecurity Incidents

Our CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. To assist our information security team in such knowledge acquisition, we subscribe to certain services that provide us alerts on security incidents and threats. Our CISO oversees the implementation of, and the processes for, the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. As previously noted, in the event of a cybersecurity incident, the information security incident response plan is enacted. This plan includes immediate actions to mitigate the impact of and remediate the incident.

Item 2. Properties.

The principal office for both Hilltop and the Bank since February 2020 has been located in the City of University Park, Texas. In addition to our principal office, our business segments conduct business at various locations. We have options to renew leases at most locations that we do not own.

Banking. At December 31, 2024, our banking segment conducted business at 59 locations throughout Texas, including four support facilities. The Bank leases 35 banking locations, including its principal offices, and owns the remaining 24 banking locations.

Broker-Dealer. At December 31, 2024, our broker-dealer segment conducted business from 39 locations in 15 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination. At December 31, 2024, our mortgage origination segment conducted business from over 182 locations in 46 states. Each of these locations is leased by PrimeLending.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange under the symbol “HTH”. At February 12, 2025, there were 64,864,275 shares of our common stock outstanding with 293 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2024, we declared and paid cash dividends of $0.68 per common share. On January 30, 2025, we announced that our board of directors increased our quarterly dividend to $0.18 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Common Stock — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	1,416,696
Total	—	$—	1,416,696

*	Represents shares available for future issuance under the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”).

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2024	—	$—	—	$55,152,099
November 1 - November 30, 2024	—	—	—	55,152,099
December 1 - December 31, 2024	—	—	—	55,152,099
Total	—	$—	—
(1)	On January 25, 2024, we announced that our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. With the adoption of the new stock repurchase plan in January 2025, the stock repurchase plan authorized in January 2024 expired.

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

The following historical consolidated data for the periods indicated has been derived from our historical consolidated financial statements included elsewhere in this Annual Report (dollars and shares in thousands, except per share data).

	2024	2023	2022
Statement of Operations Data:
Net interest income	$417,798	$466,847	$458,975
Provision for credit losses	941	18,392	8,309
Total noninterest income	770,956	728,973	832,460
Total noninterest expense	1,033,556	1,028,309	1,126,999
Income before income taxes	154,257	149,119	156,127
Income tax expense	31,047	31,140	36,833
Net income	123,210	117,979	119,294
Less: Net income attributable to noncontrolling interest	9,997	8,333	6,160
Income attributable to Hilltop	$113,213	$109,646	$113,134

Per Share Data:
Diluted earnings per common share	$1.74	$1.69	$1.60
Diluted weighted average shares outstanding	$65,046	$65,045	$70,626
Cash dividends declared per common share	$0.68	$0.64	$0.60
Dividend payout ratio (1)	39.06%	37.97%	37.36%
Book value per common share (end of year)	$33.71	$32.58	$31.49
Tangible book value per common share (2) (end of year)	$29.49	$28.35	$27.18

Balance Sheet Data:
Total assets	$16,268,129	$16,466,996	$16,259,282
Cash and due from banks	2,298,977	1,858,700	1,579,512
Securities	2,659,661	2,836,584	3,289,530
Loans held for sale	858,665	943,846	982,616
Loans held for investment, net of unearned income	7,950,551	8,079,745	8,092,673
Allowance for credit losses	(101,116)	(111,413)	(95,442)
Total deposits	11,065,322	11,063,192	11,315,749
Notes payable	347,667	347,145	346,654
Total stockholders' equity	2,218,312	2,150,329	2,063,529

Capital Ratios:
Common equity to assets ratio	13.46%	12.89%	12.53%
Tangible common equity to tangible assets (2)	11.98%	11.41%	11.00%
(1)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(2)	For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during 2024 included the following contributions from our reportable business segments.

●	The banking segment contributed $181.9 million of income before income taxes during 2024;
●	The broker-dealer segment contributed $63.5 million of income before income taxes during 2024; and
●	The mortgage origination segment incurred $33.7 million of losses before income taxes during 2024.

During 2024, we paid an aggregate of $19.9 million to repurchase shares of our common stock, and declared and paid total common dividends of $44.3 million.

On January 25, 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock.

On January 30, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, a 6% increase from the prior quarter, payable on February 27, 2025 to all common stockholders of record as of the close of business on February 13, 2025. Additionally, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, an increase from the $75.0 million authorized under our previous program. We commenced share repurchases under the stock repurchase program in the first quarter of 2025.

During 2024, we paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.04 per share. During 2023, we paid $5.1 million to repurchase an aggregate of 164,604 shares of our common stock at an average price of $30.95 per share. These shares were repurchased under previous stock repurchase programs and returned to the pool of authorized but unissued shares of common stock.

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

	December 31,
	2024	2023	2022
Book value per common share	$33.71	$32.58	$31.49
Effect of goodwill and intangible assets per share	(4.22)	(4.23)	(4.31)
Tangible book value per common share	$29.49	$28.35	$27.18

Hilltop stockholders’ equity	$2,189,965	$2,122,967	$2,036,924
Less: goodwill and intangible assets, net	274,080	275,904	278,764
Tangible common equity	$1,915,885	$1,847,063	$1,758,160

Total assets	$16,268,129	$16,466,996	$16,259,282
Less: goodwill and intangible assets, net	274,080	275,904	278,764
Tangible assets	$15,994,049	$16,191,092	$15,980,518

Equity to assets	13.46%	12.89%	12.53%
Tangible common equity to tangible assets	11.98%	11.41%	11.00%

Recent Developments

Senior Notes Redemption

On January 15, 2025 (the “Redemption Date”), we redeemed all of our outstanding 5% senior notes due 2025 (the “Senior Notes”) at a redemption price equal to the aggregate principal amount of $150 million, plus accrued and unpaid interest to, but excluding, the Redemption Date (collectively, the “Redemption Price”). The redemption of the Senior Notes was pursuant to the indenture, dated as of April 9, 2015 (the “Senior Notes Indenture”), between the Company and U.S. Bank National Association, as Trustee (solely in its capacity as trustee for the Senior Notes), which permitted the redemption of the Senior Notes beginning 90 days prior to April 15, 2025 (the maturity date of the Senior Notes). The Company irrevocably deposited with the trustee funds using cash on hand in an amount sufficient to pay the Redemption Price on the Redemption Date to satisfy and discharge its obligations under the Senior Notes and the Senior Notes Indenture.

Pending Merchant Bank Transaction

In January 2025, our merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc. Our approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., is expected to result in an estimated net gain on sale of approximately $23 million to $27 million. The closing of the transaction, which is expected to occur in the first quarter of 2025, is subject to customary closing conditions.

Economic Environment

The extent of the impacts of uncertain economic conditions on our financial performance that began in 2022, and have continued during 2024, will depend in part on developments outside of our control including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures, changes in the political environment and international armed conflicts and their impact on supply chains.

In addition, the banking sector experienced increased uncertainty and concerns associated with liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. While financial institution safety and soundness concerns have subsided, these failures underscore the importance of maintaining access to diverse sources of funding.

In light of the above events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2023, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Throughout 2023 and 2024, we experienced net interest margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Deposit costs remained elevated throughout 2024; however, the interest paid on our deposits increased at a slower pace during the second, third and fourth quarters of 2024 as we reduced higher cost brokered deposits and our interest-bearing deposits yield flattened and market expectations for a decrease in the Federal Reserve funds emerged. Additionally, at December 31, 2024, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

Market conditions and external factors may unpredictably impact the competitive landscape for deposits such as those experienced during the first quarter of 2023. Additionally, throughout 2023 and 2024, the market interest rate environment increased competition for liquidity and the premium at which liquidity was available to meet funding needs. While funding costs will continue to be influenced by various factors, including competitive pressures and broader economic conditions, with the cumulative 100-basis point decrease in the target range for the federal funds rate since September 2024 and the possibility of additional rate cuts in 2025, we anticipate that our cost of deposits will begin to trend modestly downward. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawal deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at December 31, 2024.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve, and the increasing cost and challenge for deposits that persisted through 2023 and 2024 to continue in 2025.

Asset Valuation

At each reporting date between annual impairment tests, we consider potential indicators of impairment, including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the business segment; performance of our stock and other relevant events.

Continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products have resulted in a challenging environment associated with our reporting segments, resulting in variability in their operating results.

Given the potential impacts of the operating performance of our reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions are longer than currently anticipated. We further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. Accordingly, at the conclusion of the annual assessments, we determined that as of October 1, 2024 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

To the extent future operating performance of our reporting segments remain challenged and below forecasted projections during 2025, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Outlook

Our balance sheet, operating results and certain metrics during 2024 reflected economic conditions that remain uncertain for 2025, and will depend in part on several developments outside of our control including, among others, changes in the political environment, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. These economic conditions, coupled with exposure to changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains within our business segments during 2023 and 2024 have had, and are expected to continue to have, an adverse impact on our operating results during 2025.

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

Segment Information

The Company has two primary business units, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under accounting principles generally accepted in the United States (“GAAP”), the Company’s units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. Consistent with our historical segment operating results, we anticipate that future revenues will be driven primarily from the banking segment, with the remainder being generated by our broker-dealer and mortgage origination segments. Operating results for the mortgage origination segment have historically been more volatile than operating results for the banking and broker-dealer segments.

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

The broker-dealer segment includes the operations of Securities Holdings, which operates through its wholly owned subsidiaries Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority, Inc. (“FINRA”) and a member of the New York Stock Exchange. Momentum Independent Network is an introducing broker-dealer that is also registered with the

SEC and FINRA. Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable business segments is presented in Note 27, “Segment and Related Information,” in the notes to our consolidated financial statements.

The following table presents certain information about the continuing operating results of our reportable business segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Year Ended December 31,			Variance 2024 vs 2023		Variance 2023 vs 2022
	2024	2023	2022	Amount	Percent	Amount	Percent
Net interest income (expense):
Banking	$372,546	$397,936	$413,603	$(25,390)	(6)	$(15,667)	(4)
Broker-Dealer	48,942	52,894	51,597	(3,952)	(7)	1,297	3
Mortgage Origination	(16,867)	(20,305)	(10,529)	3,438	17	(9,776)	(93)
Corporate	(12,838)	(12,961)	(13,135)	123	1	174	1
All Other and Eliminations (1)	26,015	49,283	17,439	(23,268)	(47)	31,844	183
Hilltop Consolidated	$417,798	$466,847	$458,975	$(49,049)	(11)	$7,872	2

Provision for (reversal of) credit losses:
Banking	$992	$18,525	$8,250	$(17,533)	(95)	$10,275	125
Broker-Dealer	(51)	(133)	59	82	62	(192)	(325)
Mortgage Origination	—	—	—	-	—	-	-
Corporate	—	—	—	-	—	-	-
All Other and Eliminations	—	—	—	-	—	-	-
Hilltop Consolidated	$941	$18,392	$8,309	$(17,451)	(95)	$10,083	121

Noninterest income:
Banking	$43,295	$45,830	$49,307	$(2,535)	(6)	$(3,477)	(7)
Broker-Dealer	422,801	403,538	341,943	19,263	5	61,595	18
Mortgage Origination	313,229	316,840	452,915	(3,611)	(1)	(136,075)	(30)
Corporate	18,515	12,887	7,525	5,628	44	5,362	71
All Other and Eliminations (1)	(26,884)	(50,122)	(19,230)	23,238	46	(30,892)	(161)
Hilltop Consolidated	$770,956	$728,973	$832,460	$41,983	6	$(103,487)	(12)

Noninterest expense:
Banking	$232,954	$226,234	$235,190	$6,720	3	$(8,956)	(4)
Broker-Dealer	408,283	383,024	355,713	25,259	7	27,311	8
Mortgage Origination	330,088	359,285	478,904	(29,197)	(8)	(119,619)	(25)
Corporate	63,110	60,631	59,030	2,479	4	1,601	3
All Other and Eliminations	(879)	(865)	(1,838)	(14)	(2)	973	53
Hilltop Consolidated	$1,033,556	$1,028,309	$1,126,999	$5,247	1	$(98,690)	(9)

Income (loss) before taxes:
Banking	$181,895	$199,007	$219,470	$(17,112)	(9)	$(20,463)	(9)
Broker-Dealer	63,511	73,541	37,768	(10,030)	(14)	35,773	95
Mortgage Origination	(33,726)	(62,750)	(36,518)	29,024	46	(26,232)	(72)
Corporate	(57,433)	(60,705)	(64,640)	3,272	5	3,935	6
All Other and Eliminations	10	26	47	(16)	(62)	(21)	(45)
Hilltop Consolidated	$154,257	$149,119	$156,127	$5,138	3	$(7,008)	(4)
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $417.8 million in net interest income during 2024, compared with net interest income of $466.8 million and $459.0 million during 2023 and 2022, respectively. The change in reportable business segment net interest income during 2024, compared with 2023, primarily reflected decreases within our banking and broker-dealer segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $268.6 million, $234.9 million and $242.6 million in securities commissions and fees and investment and securities advisory fees and commissions, and $125.1 million, $118.4 million and $85.0 million in gains from derivative and trading portfolio activities (included within other noninterest income) during 2024, 2023 and 2022, respectively.
(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2024, 2023 and 2022, we generated $313.1 million, $316.7 million and $452.0 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $771.0 million, $729.0 million and $832.5 million in noninterest income during 2024, 2023 and 2022, respectively. The increase in noninterest income during 2024, compared with 2023, was predominantly attributable, as noted in the segment results table previously presented, to increases in securities commissions and fees and investment and securities advisory fees and commissions, and gains from derivative and trading portfolio activities within our broker-dealer segment, partially offset by a net decline in net gains from sale of loans, other mortgage production income and mortgage loan origination fees within our mortgage origination segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during 2024 was $113.2 million, or $1.74 per diluted share, compared with $109.6 million, or $1.69 per diluted share, during 2023, and $113.1 million, or $1.60 per diluted share, during 2022. Hilltop’s financial results during 2024, compared with 2023, included a decline in net interest income, partially offset by a decline in the provision for credit losses within the banking segment, net revenues and noninterest expenses increased within the broker-dealer segment, and the mortgage origination segment had decreases in both noninterest income and expenses.

Hilltop’s financial results during 2023, compared with 2022, reflected decreases in year-over-year mortgage origination segment net gains from sales of loans and other mortgage production income, a decline in net interest income within the banking segment, and increases in net revenues within all of the broker-dealer segment’s business lines.

Certain items included in net income during 2024, 2023 and 2022 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2024, 2023 and 2022 included net accretion on earning assets and liabilities of $5.1 million, $8.6 million and $10.8 million, respectively, and amortization of identifiable intangibles of $1.8 million, $2.9 million and $4.5 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Year Ended December 31,
	2024	2023	2022
Return on average stockholders' equity (1)	5.29%	5.31%	5.11%
Return on average assets (2)	0.78%	0.71%	0.69%
Net interest margin (3) (4)	2.81%	3.07%	2.87%
Leverage ratio (5) (end of year)	12.57%	12.23%	11.47%
Common equity Tier 1 risk-based capital ratio (6) (end of year)	21.23%	19.32%	18.23%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 24 basis points, 26 basis points and 21 basis points during 2024, 2023 and 2022, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During 2024, 2023 and 2022, purchase accounting contributed 4, 6 and 7 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.83%, 3.09% and 2.88%, respectively. The purchase accounting activity is primarily related to the accretion of discount on loans which totaled $5.1 million, $8.6 million and $10.5 million during 2024, 2023 and 2022, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2024			2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$934,983	$53,073	5.60%	$944,470	$53,736	5.69%	$1,221,235	$52,315	4.28%
Loans held for investment, gross (1)	7,921,528	491,432	6.20%	7,950,878	488,538	6.23%	7,840,848	363,892	4.71%
Investment securities - taxable	2,537,856	107,007	4.16%	2,726,763	108,250	3.97%	2,819,282	75,805	2.69%
Investment securities - non-taxable (2)	324,684	12,638	3.84%	363,493	13,463	3.70%	310,315	11,608	3.74%
Federal funds sold and securities purchased under agreements to resell	98,337	7,232	7.35%	145,696	8,954	6.15%	162,575	4,098	2.52%
Interest-bearing deposits in other financial institutions	1,526,748	75,633	4.95%	1,597,865	79,657	4.99%	2,306,960	31,705	1.37%
Securities borrowed	1,355,554	77,785	5.66%	1,409,765	71,924	5.03%	1,298,276	44,414	3.37%
Other	159,141	14,041	8.82%	65,912	16,554	25.11%	55,280	8,873	16.05%
Interest-earning assets, gross (2)	14,858,831	838,841	5.65%	15,204,842	841,076	5.53%	16,014,771	592,710	3.70%
Allowance for credit losses	(110,123)			(103,975)			(92,828)
Interest-earning assets, net	14,748,708			15,100,867			15,921,943
Noninterest-earning assets	1,130,198			1,404,393			1,488,970
Total assets	$15,878,906			$16,505,260			$17,410,913

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,822,536	$275,291	3.52%	$7,711,570	$223,179	2.89%	$7,561,501	$50,412	0.67%
Securities loaned	1,335,155	72,614	5.44%	1,331,443	65,175	4.90%	1,184,498	38,570	3.26%
Notes payable and other borrowings	1,397,313	70,686	5.06%	1,579,170	83,174	5.27%	1,293,133	43,158	3.34%
Total interest-bearing liabilities	10,555,004	418,591	3.97%	10,622,183	371,528	3.50%	10,039,132	132,140	1.32%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,824,450			3,441,437			4,455,779
Other liabilities	332,340			351,938			675,628
Total liabilities	13,711,794			14,415,558			15,170,539
Stockholders’ equity	2,139,732			2,063,174			2,213,733
Noncontrolling interest	27,380			26,528			26,641
Total liabilities and stockholders' equity	$15,878,906			$16,505,260			$17,410,913

Net interest income (2)		$420,250			$469,548			$460,570
Net interest spread (2)			1.68%			2.03%			2.38%
Net interest margin (2)			2.83%			3.09%			2.88%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $2.5 million, $2.7 million and $1.6 million during 2024, 2023 and 2022, respectively.

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

On a consolidated basis, the changes in net interest income during 2024, compared with 2023, were primarily due to changes within the banking segment related to changes in the rates earned or paid on interest-earning assets and interest-bearing liabilities. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During 2024, the provision for credit losses reflected a build in the allowance related to specific reserves since December 31, 2023, significantly offset by both the change in the U.S. economic outlook and changes in the collectively evaluated loan portfolio. During 2023, the provision for credit losses reflected a significant build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during 2024, compared with 2023, primarily due to net increases within the broker-dealer segment’s structured finance and public finance services business lines, an increase in pre-tax gains associated with the sale of merchant bank equity investments within corporate and increases in mortgage loan gains from sale of loans within our mortgage origination segment, partially offset by declines in mortgage loan origination fees and other related income within the mortgage origination segment and declines within the broker-dealer segment’s fixed income services and wealth management business lines. The decrease in noninterest income during 2023, compared with 2022, was primarily due to decreases in total mortgage loan sales volume and average loan sales margin within our mortgage origination segment, partially offset by net increases within all of the broker-dealer segment’s business lines.

Noninterest expense increased during 2024, compared with 2023, primarily due to increases in both variable and non-variable compensation and other segment operating costs within our broker-dealer segment and an increase in variable compensation within our mortgage origination segment, partially offset by decreases in non-variable compensation and other segment operating costs within our mortgage origination segment. We continue to experience increases in certain noninterest expenses during 2024 and 2023, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in further increased fixed costs during 2025.

Effective income tax rates were 20.1%, 20.9% and 23.6% for 2024, 2023 and 2022, respectively. The effective tax rate for 2024 was lower than the applicable statutory rate primarily due to investments in tax-exempt instruments, state refund claims and return to provision adjustments, partially offset by the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments. The effective tax rate for 2023 was lower than the applicable statutory rate due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan, while 2022 approximated statutory rates and included the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Year Ended December 31,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net interest income	$372,546	$397,936	$413,603	$(25,390)	$(15,667)
Provision for credit losses	992	18,525	8,250	(17,533)	10,275
Noninterest income	43,295	45,830	49,307	(2,535)	(3,477)
Noninterest expense	232,954	226,234	235,190	6,720	(8,956)
Income before income taxes	$181,895	$199,007	$219,470	$(17,112)	$(20,463)

The decrease in income before income taxes during 2024, compared with 2023, was primarily due to a decline in net interest income and an increase in noninterest expense, partially offset by a decline in the provision for credit losses. The decrease in income before income taxes during 2023, compared with 2022, was primarily due to a decrease in net interest income and an increase in the provision for credit losses, partially offset by a decline in noninterest expense. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment’s cost of deposits increased during 2024 due to continued competition for liquidity and customers seeking higher yields on deposits. The resulting net interest income spread compression has had, and is expected to continue to have, a negative impact on banking segment operating results. While we expect deposit costs during 2025 to continue to be driven by various factors, including competitive pressures and broader economic conditions, with the cumulative 100-basis point decrease in the target range for the federal funds rate since September 2024, and the possibility of additional rate cuts in 2025, we anticipate that our cost of deposits will begin to trend modestly downward.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,
	2024	2023	2022
Efficiency ratio (1)	56.02%	50.98%	50.81%
Return on average assets (2)	1.10%	1.15%	1.19%
Net interest margin (3)	3.04%	3.13%	3.11%
Net charge-offs to average loans outstanding (4)	(0.15)%	(0.03)%	(0.06)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net charge-offs to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During 2024, 2023 and 2022, purchase accounting contributed 4, 7 and 9 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.04%, 3.14% and 3.11%, respectively. These purchase accounting items are primarily related to accretion of discount on loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2024			2023			2022
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$8,642	$126	1.46%	$—	$—	—%	$—	$—	—%
Loans held for investment, gross (1)	7,685,903	463,133	6.02%	7,786,984	454,132	5.83%	7,371,397	339,356	4.60%
Subsidiary warehouse lines of credit	866,178	68,786	7.83%	867,011	70,024	7.97%	1,128,576	58,153	5.08%
Investment securities - taxable	2,094,809	70,051	3.34%	2,284,654	72,771	3.19%	2,377,483	45,282	1.90%
Investment securities - non-taxable (2)	109,720	3,717	3.39%	112,408	3,907	3.48%	109,911	3,871	3.52%
Federal funds sold and securities purchased under agreements to resell	72,512	3,990	5.50%	67,011	3,575	5.41%	118,686	2,190	1.87%
Interest-bearing deposits in other financial institutions	1,381,911	71,974	5.21%	1,543,471	79,657	5.16%	2,174,529	31,705	1.46%
Other	38,155	1,723	4.52%	50,673	2,353	4.64%	36,843	3,876	10.52%
Interest-earning assets, gross (2)	12,257,830	683,500	5.58%	12,712,212	686,419	5.40%	13,317,425	484,433	3.64%
Allowance for credit losses	(109,975)			(103,180)			(92,377)
Interest-earning assets, net	12,147,855			12,609,032			13,225,048
Noninterest-earning assets	781,834			848,093			919,618
Total assets	$12,929,689			$13,457,125			$14,144,666

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,747,864	$296,505	3.83%	$7,578,587	$265,560	3.50%	$7,379,265	$63,148	0.86%
Notes payable and other borrowings	476,666	13,870	2.91%	579,462	22,230	3.84%	311,735	6,864	2.20%
Total interest-bearing liabilities	8,224,530	310,375	3.77%	8,158,049	287,790	3.53%	7,691,000	70,012	0.91%
Noninterest-bearing liabilities
Noninterest-bearing deposits	3,048,989			3,582,356			4,695,265
Other liabilities	103,531			156,980			145,272
Total liabilities	11,377,050			11,897,385			12,531,537
Stockholders’ equity	1,552,639			1,559,740			1,613,129
Total liabilities and stockholders’ equity	$12,929,689			$13,457,125			$14,144,666

Net interest income (2)		$373,125			$398,629			$414,421
Net interest spread (2)			1.81%			1.87%			2.73%
Net interest margin (2)			3.04%			3.14%			3.11%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all periods presented. The adjustment to interest income was $0.6 million, $0.7 million and $0.8 million during 2024, 2023 and 2022, respectively.

The banking segment’s net interest margin exceeds our consolidated net interest margin. Our consolidated net interest margin includes certain items that are not reflected in the calculation of our net interest margin within our banking segment and reduce our consolidated net interest margin, such as the borrowing costs of Hilltop and the yields and costs associated with certain items within interest-earning assets and interest-bearing liabilities, such as securities borrowed in the broker-dealer segment and securities loaned in the broker-dealer segment, including items related to securities financing operations that particularly decrease net interest margin. In addition, yields and costs on certain interest-

earning assets, such as lines of credit extended to other operating segments by the banking segment, are eliminated from the consolidated financial statements.

The following table summarizes the changes in the banking segment’s net interest income for the periods indicated below, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items (in thousands).

	Year Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$—	$126	$126	$—	$—	$—
Loans held for investment, gross (2)	(5,893)	14,894	9,001	19,117	95,659	114,776
Subsidiary warehouse lines of credit (3)	(66)	(1,172)	(1,238)	(13,293)	25,164	11,871
Investment securities - taxable	(6,047)	3,327	(2,720)	(1,768)	29,257	27,489
Investment securities - non-taxable (4)	(93)	(97)	(190)	88	(52)	36
Federal funds sold and securities purchased under agreements to resell	298	117	415	(967)	2,352	1,385
Interest-bearing deposits in other financial institutions	(8,338)	655	(7,683)	(9,201)	57,153	47,952
Other	(581)	(49)	(630)	1,455	(2,978)	(1,523)
Total interest income (4)	(20,720)	17,801	(2,919)	(4,569)	206,555	201,986

Interest expense
Deposits	$5,932	$25,013	$30,945	$1,706	$200,706	$202,412
Notes payable and other borrowings	(3,944)	(4,416)	(8,360)	5,895	9,471	15,366
Total interest expense	1,988	20,597	22,585	7,601	210,177	217,778

Net interest income (4)	$(22,708)	$(2,796)	$(25,504)	$(12,170)	$(3,622)	$(15,792)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included a decline during 2024 of $3.6 million in accretion of discount on loans, compared with 2023, and a decrease of $1.9 million during 2023, compared with 2022. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transaction are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of December 31, 2024, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The decreases in net interest income, as noted in the table above, were primarily driven by the increased funding costs on our deposit products from rate increases in 2023, the migration from non-interest-bearing deposits into interest-bearing products during the year over year period, and decreases in average loans held for investment, investment securities and deposits held in other financial institutions, partially offset by increased earnings on interest-earning assets, primarily loan yields. The average rate paid on interest-bearing liabilities increased 24 basis points from 3.53% for 2023 to 3.77% for 2024, while the average yield on interest-earning assets increased 18 basis points from 5.40% for 2023 to 5.58% for 2024.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At December 31, 2024, approximately $602 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 59% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits increased during 2024, compared to 2023. While we expect such costs during 2025 to continue to be driven by various factors, including competitive pressures and broader economic conditions, with the cumulative 100-basis point decrease in the target range for the federal funds rate since September 2024 and the possibility of additional rate cuts in 2025, we anticipate that our cost of deposits will begin to trend modestly downward. The Bank’s deposit base primarily includes a combination of commercial, wealth, and public funds deposits, without a high level of industry concentration. At December 31, 2024, total estimated uninsured deposits were $5.7 billion, or approximately 52% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $363.1 million, were $5.3 billion, or approximately 48% of total deposits.

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

During 2024, 2023 and 2022, the banking segment retained approximately $124 million, $140 million and $532 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the changing economic outlook, macroeconomic forecast assumptions and resulting impact on reserves. Specifically, during 2024, the banking segment’s provision for credit losses reflected a build in the allowance related to specific reserves since December 31, 2023, significantly offset by both the change in the U.S. economic outlook and changes in the collectively evaluated loan portfolio. The net impact to the allowance of changes associated with individually evaluated loans during 2024 included a provision for credit losses of $15.2 million, while collectively evaluated loans during 2024 included a reversal of credit losses of $14.2 million. The change in the allowance during 2024 was also impacted by net charge-offs of $11.2 million. During 2023, the banking segment’s provision for credit losses reflected a build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during 2023 included a provision for credit losses of $12.7 million, while individually evaluated loans included a provision for credit losses of $5.8 million. The change in the allowance during 2023 was also impacted by net charge-offs of $2.4 million. During 2022, the banking segment’s provision for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. The change in the allowance during 2022 was also impacted by net charge-offs of $4.2 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix, and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during 2024, compared with 2023, primarily due to valuation adjustments associated with the sale of a single loan from loans held for sale during the second quarter of 2024 and a decrease in oil and gas management fees, partially offset by an increase in service charges on depositor accounts. Noninterest income during 2023, compared with 2022, decreased primarily due to a decline in service charges on depositor accounts, oil and gas management fees and non-recurring income related to the Community Reinvestment Act of 1977 investment that occurred in 2022.

The banking segment’s noninterest expenses increased during 2024, compared with 2023, primarily due to a long-lived asset impairment charge of $4.8 million associated with one of the Bank’s support facilities that management has the intent to sell. The facility was written down to the estimated fair value of the property less the estimated costs to sell. The sale of the facility is expected to be completed during the first quarter of 2025. Additionally, during 2024, the Bank incurred one-time compensation expenses associated with Bank leadership changes, partially offset by decreases in professional fees. Noninterest expenses during 2023, compared with 2022, decreased primarily due to decreases in compensation-related expenses, partially offset by an increase in FDIC assessment, professional fees and software related expenses.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Year Ended December 31,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net interest income:
Wealth management:
Securities lending	$5,171	$6,749	$5,844	$(1,578)	$905
Clearing services	10,490	8,064	7,598	2,426	466
Structured finance	7,207	7,957	6,680	(750)	1,277
Fixed income services	(1,709)	1,294	19,096	(3,003)	(17,802)
Other	27,783	28,830	12,379	(1,047)	16,451
Total net interest income	48,942	52,894	51,597	(3,952)	1,297
Noninterest income:
Securities commissions and fees by business line (1) (6):
Fixed income services	29,210	22,893	29,513	6,317	(6,620)
Wealth management:
Retail	65,838	70,792	55,762	(4,954)	15,030
Clearing services	35,950	40,081	28,749	(4,131)	11,332
Structured finance	13,635	11,040	11,157	2,595	(117)
Other	5,881	2,845	3,633	3,036	(788)
	150,514	147,651	128,814	2,863	18,837
Investment and securities advisory fees and commissions by business line (2):
Public finance services	98,035	89,437	86,573	8,598	2,864
Fixed income services	4,997	10,865	7,143	(5,868)	3,722
Wealth management:
Retail	36,437	31,016	30,744	5,421	272
Clearing services	1,889	1,660	1,741	229	(81)
Structured finance	1,286	1,105	863	181	242
Other	346	244	335	102	(91)
	142,990	134,327	127,399	8,663	6,928
Other (6):
Structured finance	80,399	62,896	47,251	17,503	15,645
Fixed income services	28,018	39,134	17,078	(11,116)	22,056
Other	20,880	19,530	21,401	1,350	(1,871)
	129,297	121,560	85,730	7,737	35,830
Total noninterest income	422,801	403,538	341,943	19,263	61,595
Net revenue (3)	471,743	456,432	393,540	15,311	62,892
Noninterest expense:
Variable compensation (4)	153,062	144,984	138,705	8,078	6,279
Non-variable compensation and benefits	133,638	121,411	112,440	12,227	8,971
Segment operating costs (5)	121,532	116,496	104,627	5,036	11,869
Total noninterest expense	408,232	382,891	355,772	25,341	27,119

Income before income taxes	$63,511	$73,541	$37,768	$(10,030)	$35,773
(1)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $24.9 million, $47.1 million, and $13.6 million during 2024, 2023, and 2022, respectively, that is eliminated in consolidation.
(2)	Investment and securities advisory fees and commissions includes a de minimis amount of income from the securitization of Small Business Administration, or SBA, loans originated with the banking segment during 2024, that is eliminated in consolidation.
(3)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is a primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(4)	Variable compensation represents performance-based commissions and incentives.
(5)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.
(6)	During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts within securities commissions and fees noninterest income and other noninterest income have been corrected for consistency with the current period presentation.

The decline in income before income taxes during 2024, compared with 2023, was primarily due to increases in segment compensation and other segment operating costs, partially offset by an increase in net revenue. The increase in net revenue during 2024, compared with 2023, was primarily due to improved period-over-period results within our structured finance and public finance services business lines, partially offset by declines within our fixed income services and wealth management business lines. The increase in the structured finance business line’s net revenues was primarily due to an increase in trading gains from the U.S. Agency to-be-announced (“TBA”) business and commissions earned on commodities transactions. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets and municipal advisory revenues. The wealth management business line’s net revenue decrease was driven by decreases in commissions earned from our FDIC sweep program on lower customer balances. These decreases were partially offset by improved advisory fees revenues generated from customer assets under management. The decrease in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to declines in revenues from net interest income earned on inventory positions and trading profits.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities described below. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short-term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs. The broker-dealer segment is also exposed to interest rate risk through its structured finance business line, which is dependent on mortgage loan production that tends to be adversely impacted by increasing interest rates, resulting in valuation-related adjustments.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during 2024, compared with 2023, was primarily due to the decrease in the net interest income from the fixed income services business line due to decreases in net interest earned on inventory positions. The increase in net interest income during 2023, compared with 2022, was primarily due to the increase in corporate interest, retail and clearing services business line revenues and the amount of interest received on a structured product investments offset by a decrease in net interest income from the fixed income services business line due to the increased cost to carry inventory positions.

Noninterest income increased during 2024, compared with 2023, primarily due to increases in securities commissions and fees, investment and securities advisory fees and other noninterest income. Noninterest income increased during 2023, compared with 2022, primarily due to increases in other noninterest income, securities commissions and fees and investment and securities advisory fees and commissions.

Securities commissions and fees increased during 2024, compared with 2023, primarily due to increases in both the broker-dealer segment’s fixed income services and structured finance business lines. The increase in the fixed income services business line was primarily due to increased volumes and the increase in the structured finance business line was primarily due to an increase in commissions earned on commodities transactions. These increases were partially offset by declines in securities commissions and fees in the broker-dealer segment’s wealth management business line due to decreases in FDIC sweep revenues and net clearing revenues, as well as a decline in commissions earned on insurance product sales. Securities commissions and fees increased during 2023, compared with 2022, primarily due to an increase in FDIC sweep revenue given higher short-term interest rates, partially offset by a decrease in fixed income and retail commissions. As FDIC sweep revenues are closely correlated to short-term interest rates, changes in short-term interest rates may affect these revenues.

Investment and securities advisory fees and commissions increased during 2024, compared with 2023, primarily due to increases in fees earned from managed assets and municipal advisory transactions. Investment and securities advisory fees and commissions increased during 2023, compared with 2022, primarily due increases in fees earned from managed assets within our treasury management and government investment pool divisions of our public finance services business line and underwriting transactions.

The increase in other noninterest income during 2024, compared with 2023, was primarily due to increases in trading gains earned from structured finance trading activities and distributions received on investments, partially offset by decreases in trading gains earned from fixed income trading activities. Buy-side demand improved resulting in increases in noninterest income in the structured finance business line for 2024, when compared to 2023. The decrease in fixed income trading gains in 2024, compared with 2023, was primarily driven by municipal and taxable securities trading. Other noninterest income increased during 2023, compared with 2022, was primarily due to fixed income trading activities and increases in trading gains earned from structured finance. Specifically, mortgage originations increased 72% during 2023 and customer demand improved compared with 2022. Increased fixed income trading gains during 2023, compared with 2022, were primarily driven by government and agency, mortgage and asset-backed securities trading, partially offset by a decrease in net trading gains from derivative transactions. Also contributing to the overall increase in noninterest income was an increase in the value of the broker-dealer segment’s deferred compensation plan’s assets of $2.5 million during 2023, compared with 2022.

The increase in noninterest expenses during 2024, compared with 2023, was due to increases in segment compensation and other segment operating costs, primarily quotation expenses. The increase in noninterest expenses during 2023, compared with 2022, was primarily due to increases in segment operating costs, including software expenses, travel expenses, quotation and transaction clearing costs, legal fees and both non-variable and variable compensation expenses.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Year Ended December 31,
	2024	2023	2022
Total compensation as a % of net revenue (1)	60.8%	58.4%	63.8%
Pre-tax margin (2)	13.5%	16.1%	9.6%
FDIC insured program balances at the Bank (end of year)	$572,188	$1,132,106	$1,122,091
Other FDIC insured program balances (end of year)	$1,350,298	$852,653	$695,873
Customer funds on deposit, including short credits (end of year)	$258,480	$223,414	$278,670

Public finance services:
Number of issues	901	804	894
Aggregate amount of offerings	$63,343,100	$46,343,892	$38,952,431

Structured finance:
Lock production/TBA volume (3)	$4,628,337	$6,468,566	$3,763,743

Fixed income services:
Total volumes	$384,976,739	$259,412,621	$219,791,737
Net inventory (end of year)	$457,946	$481,052	$701,923

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of year)	92	92	99
Independent registered representatives (end of year)	166	186	163
Correspondents (end of year)	99	105	111
Correspondent receivables (end of year)	$150,013	$119,996	$156,859
Customer margin balances (end of year)	$212,070	$223,384	$274,339

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of year)	$1,292,365	$1,406,937	$1,012,573
Interest-bearing liabilities - stock loaned (end of year)	$1,291,725	$1,371,896	$916,570
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.

(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Year Ended December 31,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net interest income (expense)	$(16,867)	$(20,305)	$(10,529)	$3,438	$(9,776)
Noninterest income	313,229	316,840	452,915	(3,611)	(136,075)
Noninterest expense	330,088	359,285	478,904	(29,197)	(119,619)
Loss before income taxes	$(33,726)	$(62,750)	$(36,518)	$29,024	$(26,232)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, net increases in mortgage interest rates since 2022 continued to negatively impact home purchase volume through 2024. A modest decline in mortgage rates experienced between the fourth quarter of 2023 and the third quarter of 2024 had a slight impact on loan origination volume in 2024, with a moderate increase in refinancings as a percentage of total loan origination volume. During the fourth quarter of 2024, mortgage interest rates approached levels approximating rates at the end of 2023. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2023, and continuing through 2024, certain events adversely impacted total mortgage market origination volumes because of their effect on the economy, including inflation, an increase in average interest rates during these periods when compared to the average of the three years prior to 2023, the Federal Reserve’s actions and communications, and geopolitical events. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages and affordability challenges are impacting customers’ abilities to purchase homes. Between September and December 2024, the Federal Reserve cut the target range for the federal funds rate by 100 basis points to 4.25% - 4.5% as of December 31, 2024 and were the first reductions since March 2022 when the target range was 0.25% - 0.50%. PrimeLending experienced a measurable increase in interest rate lock commitments (“IRLCs”) in September 2024 due to the first rate cut and a corresponding decrease in mortgage interest rates. However, despite the decrease in the federal funds rate since September 2024, average mortgage interest rates increased during the fourth quarter of 2024, which hampered mortgage production. PrimeLending continues to evaluate its cost structure to address the current mortgage environment.

We believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. The mortgage origination segment experienced operating losses that began during the second half of 2022 and continued as expected during 2023 and, to lesser extent, during 2024 due to conditions and challenges discussed in detail within this discussion of segment results. In light of these macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a GNMA approved lender, we are subject to certain HUD and GNMA minimum capital ratio reporting requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During the first and fourth quarters of 2023, the operating loss ratios were 21.2% and 20.5%, respectively, while during the second and third quarters of 2023, the HUD operating loss ratio decreased to 15.8% and 10.0%, respectively. During the first quarter of 2024, the HUD operating loss ratio was 22.6%, while during the second quarter of 2024, PrimeLending reported a HUD operating gain. During the third and fourth quarters of 2024, the operating loss ratios were below the 20% threshold at 14.4% and 16.6%, respectively. During each quarter of 2023, the GNMA capital ratio exceeded the required 6%. However, during the first and second quarters of 2024, the GNMA capital ratio decreased to 5.56% and 4.41%, respectively. Including two $10 million capital infusions received by PrimeLending from its parent company, PlainsCapital Bank, in September and December 2024, the GNMA capital ratio increased to 6.38% and 6.36% during the third and fourth quarters of 2024, respectively. All trends requiring notification to GNMA and HUD have been reported to those entities, respectively. Such capital infusions are likely in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a FNMA and FHLMC approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During each quarter of 2023 and the first quarter of 2024, the FNMA/FHLMC capital ratio exceeded the required 6%, however during the second quarter of 2024, the FNMA/FHLMC capital ratio decreased to 5.52%. During the third and fourth quarters of 2024, the capital ratio, including the capital infusions previously noted, exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the second, third and fourth quarters of 2023, PrimeLending experienced four consecutive quarterly losses; the loss ratio during these periods were 50.2%, 37.6% and 39.8%, respectively. PrimeLending also recognized four consecutive quarterly losses during the first, second, third and fourth quarters of 2024; the loss ratio during these periods was 37.5%, 29.9%, 23.9% and 11.5%, respectively. All trends requiring notification to FNMA and FHLMC have been reported to those entities.

The loss before income taxes decreased in 2024, compared with 2023. This decrease was primarily the result of a decrease in noninterest expense. The loss before income taxes increased significantly in 2023, compared with 2022. This decrease was primarily the result of decreases in the volume of IRLCs, mortgage loan originations and sales and an increase in the net interest expense, partially offset by a decrease in noninterest expense.

During 2022 and continuing through the beginning of the fourth quarter of 2023, the U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During the later part of the fourth quarter of 2023, both rates decreased to levels that approximated rates at the beginning of 2023. Between January 1 and September 30, 2024, both rates decreased slightly, then increased during the fourth quarter to levels that approximated rates at the beginning of 2024. Refinancing volume as a percentage of total origination volume was slightly higher during 2024, compared with 2023. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2025, as compared to 2024, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with additional lending through its affiliated business arrangements (“ABAs”). For 2024, funded volume through ABAs was approximately 16% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% interest in two ABAs. We expect total production within the ABA channel to approximate 13% of loan volume of the mortgage origination segment during 2025.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands).

	Year Ended December 31,
	2024		2023		2022
		% of		% of		% of	Variance
	Amount	Total	Amount	Total	Amount	Total	2024 vs 2023	2023 vs 2022
Mortgage Loan Originations - units	26,893		26,964		41,121		(71)	(14,157)

Mortgage Loan Originations - volume:
Conventional	$5,235,729	60.77%	$5,147,101	62.44%	$8,276,434	65.37%	$88,628	$(3,129,333)
Government	1,849,513	21.47%	1,904,237	23.10%	2,572,257	20.32%	(54,724)	(668,020)
Jumbo	435,716	5.06%	297,509	3.61%	1,052,508	8.31%	138,207	(754,999)
Other	1,095,395	12.70%	894,284	10.85%	758,957	6.00%	201,111	135,327
	$8,616,353	100.00%	$8,243,131	100.00%	$12,660,156	100.00%	$373,222	$(4,417,025)

Home purchases	$7,759,812	90.06%	$7,701,758	93.43%	$10,823,002	85.49%	$58,054	$(3,121,244)
Refinancings	856,541	9.94%	541,373	6.57%	1,837,154	14.51%	315,168	(1,295,781)
	$8,616,353	100.00%	$8,243,131	100.00%	$12,660,156	100.00%	$373,222	$(4,417,025)

Texas	$2,709,566	31.45%	$2,379,425	28.87%	$2,910,754	22.99%	$330,141	$(531,329)
California	661,716	7.68%	647,831	7.86%	1,077,906	8.51%	13,885	(430,075)
South Carolina	452,476	5.25%	427,298	5.18%	569,206	4.50%	25,178	(141,908)
Missouri	373,148	4.33%	304,723	3.70%	398,826	3.15%	68,425	(94,103)
New York	369,958	4.29%	364,979	4.43%	546,043	4.31%	4,979	(181,064)
Florida	330,521	3.84%	390,708	4.74%	613,896	4.85%	(60,187)	(223,188)
Arizona	278,043	3.23%	345,738	4.19%	562,590	4.44%	(67,695)	(216,852)
Ohio	252,363	2.93%	251,480	3.05%	529,939	4.19%	883	(278,459)
Washington	244,825	2.84%	192,691	2.34%	333,191	2.63%	52,134	(140,500)
Maryland	169,411	1.97%	208,367	2.53%	321,835	2.54%	(38,956)	(113,468)
All other states	2,774,326	32.19%	2,729,891	33.11%	4,795,970	37.89%	44,435	(2,066,079)
	$8,616,353	100.00%	$8,243,131	100.00%	$12,660,156	100.00%	$373,222	$(4,417,025)

Mortgage Loan Sales - volume:
Third parties	$8,099,425	98.49%	$7,906,297	98.26%	$12,668,252	95.97%	$193,128	$(4,761,955)
Banking segment	124,309	1.51%	140,288	1.74%	532,219	4.03%	(15,979)	(391,931)
	$8,223,734	100.00%	$8,046,585	100.00%	$13,200,471	100.00%	$177,149	$(5,153,886)

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

The mortgage origination segment’s total loan origination volume increased 4.5% during 2024, compared with 2023, while loss before income taxes decreased 46.3%, compared with 2023. The decrease in loss before income taxes during 2024 was primarily due to an increase in average loan sales margin, increases in average value of IRLCs and decreases in non-variable compensation and benefits expense and segment operating costs, partially offset by a decrease in the average value of mortgage loan origination fees and to a lesser extent, decreases in net servicing income and an increase in the loss on the change in the net fair value and related derivative activity related to mortgage servicing rights assets, compared with 2023. During 2023, the mortgage origination segment’s total loan origination volume decreased 34.9% compared with 2022, while loss before income taxes increased 71.8% during 2023, compared with 2022. The increase in loss before income taxes during 2023 was primarily due to decreases in the volume of IRLCs and mortgage loan originations and sales, a decrease in the average value of IRLCs, and to a lesser extent, an increase in net interest expense, compared with 2022. These trends were partially offset by a decrease in variable compensation, an increase in the average value of mortgage loan origination fees, and to a lesser extent, decreases in non-variable compensation and benefits expense, and segment operating costs, compared with 2022.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Year Ended December 31,
	2024	2023	2022
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	226	198	263
Impact of loans retained by banking segment	(4)	(4)	(11)
As reported	222	194	252
Variable compensation as a percentage of total compensation	52.6%	47.4%	51.9%
Mortgage servicing rights asset ($000's) (end of year) (1)	$5,723	$96,662	$100,825
(1)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The changes in net interest expense during 2024, compared with 2023, reflected a decrease in the negative net interest margin, and during 2023, compared with 2022, reflected the effects of an increased net interest margin on mortgage loans held for sale, partially offset by a decrease in the average warehouse line balance between the two periods.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net gains from sale of loans	$182,937	$156,190	$332,732	$26,747	$(176,542)
Mortgage loan origination fees and other related income	123,066	144,539	149,598	(21,473)	(5,059)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	4,408	832	(69,668)	3,576	70,500
Mortgage servicing rights asset	(19,235)	(16,589)	2,733	(2,646)	(19,322)
Servicing fees	22,053	31,868	37,520	(9,815)	(5,652)
Total noninterest income	$313,229	$316,840	$452,915	$(3,611)	$(136,075)

Net gains from sale of loans increased 17.1%, while total loans sales volume was relatively flat during 2024, compared with 2023. The increase in net gains from sales of loans was primarily the result of an increase in average loan sale margin. The decrease in net gains from sale of loans during 2023, compared with 2022, was primarily the result of a decrease of 39.0% in total loan sales volume, in addition to a decrease in average loan sales margin.

The 14.9% decrease in mortgage loan origination fees and other related income during 2024, compared with 2023, was primarily the result of a decrease in average mortgage loan origination fees as loan origination volume increased 4.5%. The decrease in mortgage loan origination fees during 2023, compared with 2022, was minimal at 3.4%. The negative impact on fees resulting from a decrease in loan origination volume, was mostly offset by an increase in average mortgage loan origination fees.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during 2024, 2023 and 2022 were $124 million, $140 million and $532 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The increase in net fair value of IRLCs and loans held for sale during 2024, compared with 2023, was primarily the result of an increase in the average value of individual IRLCs and loans held for sale.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During 2024, 2023 and 2022, the mortgage origination segment retained servicing on approximately 7%, 18% and 25%, respectively, of loans sold. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. During 2024, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $19.2 million. In addition to normal customer payments and customer payoffs, these changes were primarily driven by losses totaling $12.3 million during 2024, to account for MSR valuation assumption changes, including prepayment and discount rates used as inputs to value the MSR asset, and differences between MSR carrying values and sales prices related to the sale of MSR assets. Fluctuations in the net fair value of the MSR asset driven by net changes in long-term U.S. Treasury bond rates and the related derivatives used to hedge the MSR during the respective periods resulted in net losses of $3.2 million. During the second quarter of 2024, the mortgage origination segment signed a letter of intent to sell and completed the sale of MSR assets of $45.1 million, which represented $2.9 billion of its serviced loan volume at the time. In addition, during September 2024, the mortgage origination segment signed a letter of intent to sell MSR assets of $42.6 million, which represented $2.3 billion of its serviced loan volume. This sale was completed during the fourth quarter of 2024. As a result, the mortgage origination segment does not currently expect the level of MSR assets to be significant in the short-term. In addition to gains and losses generated by changes in the net fair value of the MSR asset and related derivatives, net servicing income of $8.6 million was recognized during 2024. During 2023, the operating results of the mortgage origination segment were impacted by a decrease of $12.5 million in the net fair value of the MSR asset. This decrease was primarily driven by market sales trends during the first quarter of 2023 and 2022. The remaining losses of $4.1 million were generated by the derivatives used to hedge the MSR. During June 2023, the mortgage origination segment sold MSR assets of $19.1 million, which represented $991.0 million of its serviced loan volume at the time. During 2022, the mortgage origination segment sold MSR assets of approximately $65 million, with a serviced loan volume totaling $3.7 billion. In addition to net losses generated by changes in the net fair value of the MSR asset and related derivatives, net servicing income of $13.5 million was recognized during 2023.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Variable compensation	$121,720	$118,977	$183,804	$2,743	$(64,827)
Non-variable compensation and benefits	109,573	132,142	170,169	(22,569)	(38,027)
Segment operating costs	76,043	84,864	92,631	(8,821)	(7,767)
Lender paid closing costs	9,332	4,971	13,371	4,361	(8,400)
Servicing expense	13,420	18,331	18,929	(4,911)	(598)
Total noninterest expense	$330,088	$359,285	$478,904	$(29,197)	$(119,619)

Total employees’ compensation and benefits accounted for the majority of the noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses, but during 2023, as opposed to 2024 and 2022, non-variable compensation was greater than variable compensation. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment staff incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volumes increased 4.5% during 2024, compared with 2023, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 17.1%. This decrease was primarily due to a decrease in salaries and health insurance expense associated with a reduction in underwriting and loan fulfillment, operations and corporate staff as PrimeLending continued to evaluate its cost structure to address current mortgage environment. Segment operating costs decreased during 2024, compared with 2023, primarily due to decreases in occupancy and software expense. During 2023, compared with 2022, segment operating costs decreased primarily due to decreases in occupancy and equipment expense, advertising expense, professional fees and net loan related expenses, excluding credit report expense.

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

Between January 1, 2015 and December 31, 2024, the mortgage origination segment sold mortgage loans totaling $146.2 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2015, it does not anticipate experiencing significant losses in the future on loans originated prior to 2015 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2015 and December 31, 2024 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$256,073	0.18%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	351,612	0.24%	27,054	0.02%
	$607,685	0.42%	$27,054	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the second quarter of 2024, PrimeLending increased the indemnification reserve rate applied to loans sold subsequent to April 30, 2024, to address recent loss trends. During the third and fourth quarter of 2024, there was no adjustment made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At December 31, 2024 and 2023, the mortgage origination segment’s total indemnification liability reserve totaled $8.1 million and $11.7 million, respectively. The related provision for indemnification losses was $2.8 million, $1.6 million and $1.5 million during 2024, 2023 and 2022, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Year Ended December 31,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net interest income (expense)	$(12,838)	$(12,961)	$(13,135)	$123	$174
Noninterest income	18,515	12,887	7,525	5,628	5,362
Noninterest expense	63,110	60,631	59,030	2,479	1,601
Loss before income taxes	$(57,433)	$(60,705)	$(64,640)	$3,272	$3,935

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health and industrial equipment manufacturing, with an aggregate carrying value of approximately $74 million at December 31, 2024.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during 2024 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during 2024, 2023 and 2022 included recurring annual interest expense of $7.7 million incurred on our $150.0 million aggregate principal amount of 5% Senior Notes due April 15, 2025. During 2024, 2023 and 2022, we incurred interest expense of $12.4 million, $12.4 million and $12.3 million, respectively, on our $50 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes due May 15, 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of 6.125% fixed-to-floating subordinated notes due May 15, 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”), which were issued in May 2020. On January 15, 2025, we redeemed all of our outstanding Senior Notes using cash on hand, which also satisfied and discharged our obligations under the Senior Notes and Senior Notes Indenture.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During 2024, noninterest income included pre-tax gains of $5.3 associated with the sale of merchant bank equity investments.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During 2024, compared with 2023, the increase in noninterest expenses was primarily due to increases associated with software costs and employees’ compensation and benefits, partially offset by a decrease in professional services expenses. During 2023, compared with 2022, the increase in noninterest expenses was primarily due to inflationary increases associated with employees’ compensation and benefits, partially offset by decreases in professional services and occupancy expenses.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2024 as compared with December 31, 2023 and December 31, 2022.

Securities Portfolio

At December 31, 2024, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2024	2023	2022
Trading securities, at fair value
U.S. Treasury securities	$2,553	$3,736	$10,466
U.S. government agencies:
Bonds	9,984	12,867	20,878
Residential mortgage-backed securities	35,440	124,768	214,100
Collateralized mortgage obligations	125,515	86,281	182,717
Other	19,877	13,079	—
Corporate debt securities	60,594	37,569	42,685
States and political subdivisions	244,076	180,890	260,271
Private-label securitized product	16,208	47,768	9,265
Other	10,669	9,033	14,650
	524,916	515,991	755,032
Securities available for sale, at fair value
U.S. Treasury securities	4,762	4,617	19,144
U.S. government agencies:
Bonds	111,868	166,166	202,257
Residential mortgage-backed securities	341,186	349,870	406,358
Commercial mortgage-backed securities	220,327	191,746	175,499
Collateralized mortgage obligations	657,600	736,481	818,894
Corporate debt securities	29,816	24,418	—
States and political subdivisions	30,990	34,297	36,614
	1,396,549	1,507,595	1,658,766
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	255,880	278,172	301,583
Commercial mortgage-backed securities	147,696	172,879	180,942
Collateralized mortgage obligations	257,230	284,208	314,705
States and political subdivisions	77,093	77,418	78,302
	737,899	812,677	875,532

Equity securities, at fair value	297	321	200
Total securities portfolio	$2,659,661	$2,836,584	$3,289,530

We had net unrealized losses of $101.9 million, $114.2 million and $129.8 million at December 31, 2024, 2023 and 2022, respectively, related to the available for sale investment portfolio. Within the held to maturity portfolio, we had net unrealized losses of $88.0 million, $80.8 million and $90.2 million at December 31, 2024, 2023 and 2022. Equity securities included net unrealized gains of $0.2 million, $0.3 million and $0.1 million at December 31, 2024, 2023 and 2022, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2024, the banking segment’s securities portfolio of $2.1 billion was comprised of trading securities of $9.7 million, available for sale securities of $1.4 billion, held to maturity securities of $737.9 million and equity securities of $0.3 million, in addition to $10.4 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statements of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $515.2 million at December 31, 2024. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $57.2 million at December 31, 2024.

Corporate

At December 31, 2024, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $29.8 million and other assets of $43.5 million within the consolidated balance sheet.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2024. In addition, as of December 31, 2024, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at December 31, 2024.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2024. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	—	$4,991	—	—	$4,991
Fair value	—	$4,762	—	—	$4,762
Weighted average yield (1)	—	0.87%	—	—	0.87%
U.S. government agencies:
Bonds:
Amortized cost	—	$41,398	$32,104	$38,791	$112,293
Fair value	—	$41,450	$31,806	$38,612	$111,868
Weighted average yield (1)	—	4.76%	5.22%	5.55%	5.16%
Residential mortgage-backed securities:
Amortized cost	—	$6,006	$67,180	$562,345	$635,531
Fair value	—	$5,851	$63,656	$495,938	$565,445
Weighted average yield (1)	—	2.68%	2.55%	2.57%	2.56%
Commercial mortgage-backed securities:
Amortized cost	$40,310	$85,139	$245,321	$3,252	$374,022
Fair value	$40,067	$82,653	$231,861	$2,754	$357,335
Weighted average yield (1)	3.44%	3.52%	2.46%	2.99%	2.81%
Collateralized mortgage obligations:
Amortized cost	$7,148	$40,680	$139,110	$780,955	$967,893
Fair value	$7,112	$40,123	$135,920	$693,406	$876,561
Weighted average yield (1)	3.46%	3.95%	3.49%	3.06%	3.16%
Corporate debt securities:
Amortized cost	—	$30,139	—	—	$30,139
Fair value	—	$29,816	—	—	$29,816
Weighted average yield	—	1.14%	—	—	1.14%
States and political subdivisions:
Amortized cost	$1,933	$11,304	$62,425	$35,783	$111,445
Fair value	$1,923	$10,943	$57,746	$30,022	$100,634
Weighted average yield (1)	2.62%	2.73%	2.95%	2.55%	2.79%
Total securities portfolio:
Amortized cost	$49,391	$219,657	$546,140	$1,421,126	$2,236,314
Fair value	$49,102	$215,598	$520,989	$1,260,732	$2,046,421
Weighted average yield (1)	3.41%	3.38%	2.95%	2.92%	2.98%
(1)	Weighted average yield is defined as interest earned by average interest-earning assets.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	December 31,
Loan Held for Investment	2024	2023	2022
Commercial real estate:
Non-owner occupied	$1,921,691	$1,889,882	$1,870,552
Owner occupied	1,435,945	1,422,234	1,375,321
Commercial and industrial	1,541,940	1,607,833	1,639,980
Construction and land development	866,245	1,031,095	980,896
1-4 family residential	1,792,602	1,757,178	1,767,099
Consumer	28,410	27,351	27,602
Broker-dealer	363,718	344,172	431,223
Loans held for investment, gross	7,950,551	8,079,745	8,092,673
Allowance for credit losses	(101,116)	(111,413)	(95,442)
Loans held for investment, net of allowance	$7,849,435	$7,968,332	$7,997,231

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.3 billion, $8.5 billion and $8.5 billion at December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $0.8 billion was drawn. At December 31, 2023 and 2022, amounts drawn on the available warehouse lines of credit was $0.9 billion during each period, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at December 31, 2024 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of December 31, 2024 (in thousands).

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$136,266	$224,503	$32,525	$15,354	$20,192	$2,884	$55,593	$315	$487,632
Retail	154,753	69,374	25,941	21,737	20,436	7,669	32,387	8,695	340,992
Hotel/Motel	48,213	24,194	33,944	17,103	99	16,712	34,797	13,671	188,733
Multifamily	44,613	53,295	38,736	49,107	46,950	35,597	52,538	16,410	337,246
Industrial	110,369	51,236	8,201	3,192	2,473	879	20,292	6,976	203,618
All other	107,189	57,307	28,079	11,144	19,505	48,006	64,196	28,044	363,470
	$601,403	$479,909	$167,426	$117,637	$109,655	$111,747	$259,803	$74,111	$1,921,691
Owner occupied:
Office	$133,273	$90,231	$22,337	$13,905	$33,192	$7,054	$10,501	$3,850	$314,343
Retail	11,017	16,073	3,057	984	1,074	146	4,570	954	37,875
Industrial	195,818	42,241	34,781	9,214	20,888	6,615	29,489	20,090	359,136
All other	314,864	75,985	77,441	21,090	50,395	13,342	148,473	23,001	724,591
	$654,972	$224,530	$137,616	$45,193	$105,549	$27,157	$193,033	$47,895	$1,435,945
Total commercial real estate loans	$1,256,375	$704,439	$305,042	$162,830	$215,204	$138,904	$452,836	$122,006	$3,357,636

At December 31, 2024, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 44.3%, 23.6% and 11.4%, respectively, of the banking segment’s total loans held for investment at December 31, 2024. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2024.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At December 31, 2024, the Bank’s energy loan exposure was approximately $54 million of loans held for investment with unfunded commitment balances of approximately $24 million. The allowance for credit losses on the Bank’s energy portfolio was $0.5 million, or 1.0% of loans held for investment at December 31, 2024.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	December 31, 2024
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$655,128	$975,094	$291,273	$196	$1,921,691
Owner occupied	390,057	539,197	490,975	15,716	1,435,945
Commercial and industrial	1,975,478	339,311	75,447	—	2,390,236
Construction and land development	717,885	128,256	19,253	851	866,245
1-4 family residential	188,770	572,306	321,784	709,742	1,792,602
Consumer	13,428	14,274	699	9	28,410
Total	$3,940,746	$2,568,438	$1,199,431	$726,514	$8,435,129

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
December 31, 2024	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$729,501	$537,062	$1,266,563
Owner occupied	682,918	362,970	1,045,888
Commercial and industrial	295,240	119,518	414,758
Construction and land development	73,191	75,169	148,360
1-4 family residential	929,530	674,302	1,603,832
Consumer	14,899	83	14,982
Total	$2,725,279	$1,769,104	$4,494,383

In the table above, floating interest rate loans totaling $356.3 million as of December 31, 2024 had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $363.7 million, $344.1 million and $431.0 million at December 31, 2024, 2023 and 2022, respectively. The increase from December 31, 2023 to December 31, 2024, was primarily attributable to an increase of $30.0 million, or 25%, in receivables from correspondents, partially offset by a decrease of $11.3 million, or 5%, in customer margin accounts. The decrease from December 31, 2022 to December 31, 2023, was primarily attributable to a decrease of $51.0 million, or 19%, in customer margin accounts and a decrease of $36.9 million, or 24%, in receivables from correspondents.

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

	December 31,
	2024	2023	2022
Loans held for sale:
Unpaid principal balance	$802,987	$802,348	$850,277
Fair value adjustment	6,795	19,846	5,420
	$809,782	$822,194	$855,697
IRLCs:
Unpaid principal balance	$384,528	$383,767	$506,278
Fair value adjustment	2,942	7,734	1,767
	$387,470	$391,501	$508,045

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2024, 2023 and 2022 were $932.6 million, $1.0 billion and $1.2 billion, respectively, while the related estimated fair values were $6.4 million, ($10.2) million and $3.3 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of December 31, 2024, we utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in December 2024. The alternative scenario utilizes multiple economic variables in forecasting the economic outlook. During our previous quarterly macroeconomic assessment as of September 30, 2024, we utilized the same single macroeconomic alternative scenario published by Moody’s Analytics in September 2024. Management determined it appropriate to utilize the S5 macroeconomic alternative scenario as of December 31, 2024 given that the ongoing resilience of the U.S. economy, continued moderation of inflation, and the cumulative 100-basis point decrease in the target range since September 2024 for the federal funds rate set by the Federal Reserve best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast, and based on the single macroeconomic scenario selected for respective periods, to determine our best estimate of expected credit losses.

		As of
		December 31,	September 30,	June 30,	March 31,	December 31,
		2024	2024	2024	2024	2023
GDP growth rates:
	Q4 2023					1.1%
	Q1 2024				2.4%	(1.6)%
	Q2 2024			2.1%	0.7%	(2.4)%
	Q3 2024		2.0%	1.2%	0.4%	(1.3)%
	Q4 2024	2.6%	1.3%	0.6%	0.0%	1.3%
	Q1 2025	1.2%	1.2%	1.0%	(1.8)%	2.6%
	Q2 2025	1.0%	1.5%	(2.0)%	(2.8)%	3.0%
	Q3 2025	0.3%	1.5%	(2.5)%	(1.7)%
	Q4 2025	0.6%	1.5%	(1.3)%
	Q1 2026	0.9%	1.5%
	Q2 2026	0.9%

Unemployment rates:
	Q4 2023					3.8%
	Q1 2024				3.8%	4.8%
	Q2 2024			4.0%	4.0%	5.6%
	Q3 2024		4.3%	4.1%	4.0%	6.1%
	Q4 2024	4.2%	4.4%	4.1%	4.0%	5.6%
	Q1 2025	4.4%	4.7%	4.1%	4.8%	5.2%
	Q2 2025	4.6%	4.9%	4.8%	5.6%	5.0%
	Q3 2025	4.9%	5.2%	5.6%	6.0%
	Q4 2025	5.1%	5.2%	6.0%
	Q1 2026	5.2%	5.1%
	Q2 2026	5.1%

As of December 31, 2024, our U.S. economic forecast assumes elevated borrowing costs reduce credit-sensitive spending, higher tariffs, and concerns grow about broader international conflicts. The changes in real GDP on an annual average basis are 1.6% in 2025 and 0.8% in 2026. The unemployment rate increases in 2025 and reaches a peak of 5.2% in the first quarter of 2026 before slowly receding. Our forecast considers the potential for monetary policy to ease from the Federal Reserve with the federal funds rate at 3.6% by year end 2025. Vacancy rates for certain commercial real estate sectors remain elevated, and the interest rate outlook challenges the recovery.

During 2024, we updated our U.S. economic outlook to reflect our expectations of a period of below trend economic growth beginning in 2025. The U.S. economic outlook was updated for recent changes in monetary policy and given that the ongoing resilience of the U.S. economy. Given the moderation of inflation, the Federal Reserve has reduced the federal funds rate target by 100-basis points since September 2024 to 4.25% - 4.5%. Labor market conditions eased as the unemployment rate increased to 4.2% in November 2024. Trade policy changes to be implemented by the upcoming administration add uncertainty to the outlook.

During 2023, our economic outlook was updated to reflect our expectations of a period of below trend economic growth beginning in 2023 and a mild U.S. recession in 2024. The Federal Reserve increased its federal funds rate target from 4.00% - 4.25% in January 2023 to 5.25% - 5.50% in August 2023 and held rates steady through December 2023. In March and April 2023, as a result of three of the largest bank failures in U.S. history, the Federal Reserve implemented several liquidity programs to stabilize consumer and business confidence. The Federal Reserve continued to balance inflation expectations and labor market constraints with tighter financial conditions throughout 2023. The duration of the higher interest rates also renewed credit and refinance risk concerns about residential and commercial real estate loans. The consumer price index improved from 6.4% in January 2023 to 3.4% in December 2023, but inflation rates still remained above the Federal Reserve’s 2% target. Global supply chains eased throughout 2023 and adjusted to the longer than expected Russia-Ukraine conflict; however, conflicts in the Middle East between Israel and Hamas and the U.S. and

Yemen added new uncertainties. Labor market conditions eased modestly but remained historically tight as the unemployment rate increased from 3.4% to 3.7% during the year.

During 2022, our economic outlook was updated to reflect our expectations of a period of below trend economic growth beginning in 2022 and a mild U.S. recession in 2023. COVID cases receded in the United States but continued to disrupt global supply chains and tight labor market conditions. The Russian invasion of Ukraine contributed to global oil prices increasing to near $120 per barrel and further disrupted supply chains due to economic sanctions imposed by the United States and other trade partners. Inflation rates initially expected to be transitory proved to trend persistently higher as the consumer price index rose to 9.1% on an annual basis in June. In response, the Federal Reserve adjusted monetary policy by increasing its federal funds rate target from 0.0% - 0.25% in March 2022 to 4.25% - 4.50% by December 2022. With lower government spending/stimulus and net exports, U.S. real GDP growth rates declined to (1.6%) and (0.6%) during the first and second quarters of 2022. While the Company and most economists downgraded their economic outlooks, the U.S. did not enter a recession. Real GDP growth improved to 3.2% during the third quarter of 2022 and U.S. labor markets proved resilient as unemployment rates decreased during the year from 4.0% to 3.5%

During 2024, the provision for credit losses reflected a build in the allowance related to specific reserves since December 31, 2023, significantly offset by both the change in the U.S. economic outlook and changes in the collectively evaluated loan portfolio. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans included a provision for credit losses of $15.2 million, while collectively evaluated loans during 2024 included a reversal of credit losses of $14.2 million. The change in the allowance for credit losses during 2024 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior period. The change in the allowance during 2024 was also impacted by net charge-offs of $11.2 million.

As noted above, the combined impacts of specific reserves and loan portfolio changes within the banking segment and changes in the U.S. economic outlook since December 31, 2023 have resulted in a net decrease in the allowance at December 31, 2024, compared to December 31, 2023. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.37%, 1.47% and 1.27% as of December 31, 2024, 2023 and 2022, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at December 31, 2024, uncertainties that include, among others, the uncertain timing, duration and significance of further increases in market interest rates and a worsening macroeconomic forecast could adversely impact borrower cash flows and result in further increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
December 31, 2024	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$1,921,691	$29,310	1.53%
Owner occupied (2)	1,435,945	33,112	2.31%
Commercial and industrial (3)	1,300,914	25,486	1.96%
Construction and land development (4)	866,245	7,161	0.83%
Total commercial loans	5,524,795	95,069	1.72%

1-4 family residential	1,792,602	5,327	0.30%
Consumer	28,410	547	1.93%
Total retail loans	1,821,012	5,874	0.32%

Total commercial and retail loans	7,345,807	100,943	1.37%

Broker-dealer	363,718	50	0.01%
Mortgage warehouse lending	241,026	123	0.05%
Total loans held for investment	$7,950,551	$101,116	1.27%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At December 31, 2024, the office, retail and hotel/motel loans held for investment balances of approximately $488 million, $341 million and $189 million, respectively, had an allowance for credit losses of approximately $14 million, $3 million and $3 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 2.9%, 0.8% and 1.4%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At December 31, 2024, the industrial and office loans held for investment balances of approximately $359 million and $314 million, respectively, had an allowance for credit losses of approximately $8 million and $7 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 2.1% and 2.3%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At December 31, 2024, the auto note financing loans held for investment balance of approximately $98 million had an allowance for credit losses of approximately $5 million, and an allowance for credit losses as a percentage of total loans held for investment of 5.6%.
(4)	Included within construction and land development portfolio are loans within the office and retail portfolio industry subsectors. At December 31, 2024, the office and retail loans held for investment balances of approximately $30 million and $34 million, respectively, had an allowance for credit losses of approximately $0.7 million and $0.4 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 2.5% and 1.1%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of December 31, 2024, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from international armed conflicts recede faster than expected and an increased demand for U.S. exports and manufacturing. Real GDP is expected to grow 4.0% in the first quarter of 2025, 3.4% in the second quarter of 2025, 2.8% in the third quarter of 2025, and 3.1% in the fourth quarter of 2025. Average unemployment rates are expected to decline to 3.0% by the first quarter of 2026 before reverting to historical data. The Federal Reserve reduces the federal funds rate to 3.9% during the fourth quarter of 2025.

Compared to our economic forecast, the downside scenario assumes the Federal Reserve’s efforts to resolve bank failures are not successful at restoring consumer and business confidences, causing banks to tighten lending standards while the Federal Reserve keeps the federal funds rate elevated due to inflation concerns. The international armed conflicts persist longer than anticipated and global supply chain issues worsen causing weaker manufacturing, increased good shortages and the economy to fall back into recession. Real GDP is expected to decrease 3.1% in the first quarter of 2025, 3.4% in the second quarter of 2025, and 3.9% in the third quarter of 2025. Average unemployment rates are expected to increase to 8.3% by the first quarter of 2026 and revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 3.1% target by the fourth quarter of 2025 and a 2.5% target by the first quarter of 2026.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $21 million or a weighted average expected loss rate of 1.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $55 million or a weighted average expected loss rate of 2.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Year Ended December 31,
	2024	2023	2022
Loans Held for Investment:
Balance, beginning of year	$111,413	$95,442	$91,352
Provision for credit losses	941	18,392	8,309
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	42	28
Owner occupied	149	41	100
Commercial and industrial	2,028	3,445	2,746
Construction and land development	2	—	—
1-4 family residential	170	135	133
Consumer	211	276	289
Broker-dealer	—	—	—
Total recoveries	2,560	3,939	3,296
Loans charged off:
Commercial real estate:
Non-owner occupied	1,647	34	—
Owner occupied	—	977	—
Commercial and industrial	11,865	4,888	6,945
Construction and land development	—	1	—
1-4 family residential	2	73	138
Consumer	284	387	432
Broker-dealer	—	—	—
Total charge-offs	13,798	6,360	7,515
Net charge-offs	(11,238)	(2,421)	(4,219)
Balance, end of year	$101,116	$111,413	$95,442

Average loans held for investment for the year	$7,921,528	$7,950,878	$7,840,848
Total loans held for investment (end of year)	$7,950,551	$8,079,745	$8,092,673

Loans Held for Sale:
Average loans held for sale for the year	$934,983	$944,470	$1,221,235
Total loans held for sale (end of year)	$858,665	$943,846	$982,616

Selected Credit Metrics:
Net charge-offs to average total loans held for investment (1)	(0.14)%	(0.03)%	(0.05)%
Non-accrual loans:
Loans held for investment (end of year)	$84,418	$64,337	$24,674
Loans held for sale (end of year)	$3,731	$3,990	$4,843
Non-accrual loans to total loans (end of year)	1.00%	0.76%	0.58%
Allowance for credit losses on loans held for investment to:
Total loans (end of year)	1.15%	1.23%	1.05%
Total loans held for investment (end of year)	1.27%	1.38%	1.18%
Total non-accrual loans (end of year)	114.71%	163.06%	323.35%
Non-accrual loans held for investment (end of year)	119.78%	173.17%	386.81%
(1)	Net charge-offs to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following table for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment increased by $20.1 million from December 31, 2023 to December 31, 2024, compared to an increase of $38.8 million from December 31, 2022 to December 31, 2023. These changes in non-accrual loans from December 31, 2023 to December 31, 2024, were primarily due to the addition of commercial and industrial loans and commercial real estate owner occupied loans to non-accrual status, partially offset by a decrease due to the reclassification of a single commercial real estate non-owner occupied loan from loan held for investment to loan held for sale, which was sold during the second quarter of 2024.

The following table presents additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Year Ended December 31, 2024	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$29,310	$(1,647)	$1,933,049	(0.09)%
Owner occupied	33,112	149	1,457,692	0.01%
Commercial and industrial	25,609	(9,837)	1,589,711	(0.62)%
Construction and land development	7,161	2	906,028	—%
1-4 Family Residential	5,327	168	1,778,486	0.01%
Consumer	547	(73)	26,077	(0.28)%
Broker-Dealer	50	—	230,485	—%
Total	$101,116	$(11,238)	$7,921,528	(0.14)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Year Ended December 31, 2023	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$40,061	$8	$1,863,359	—%
Owner occupied	28,114	(936)	1,400,349	(0.07)%
Commercial and industrial	20,926	(1,443)	1,643,337	(0.09)%
Construction and land development	12,102	(1)	1,070,530	—%
1-4 Family Residential	9,461	62	1,793,260	—%
Consumer	648	(111)	25,483	(0.44)%
Broker-Dealer	101	—	154,560	—%
Total	$111,413	$(2,421)	$7,950,878	(0.03)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Year Ended December 31, 2022	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$39,247	$28	$1,863,209	—%
Owner occupied	24,008	100	1,335,552	0.01%
Commercial and industrial	16,035	(4,199)	1,715,934	(0.24)%
Construction and land development	6,051	—	944,048	—%
1-4 Family Residential	9,313	(5)	1,494,214	—%
Consumer	554	(143)	25,408	(0.56)%
Broker-Dealer	234	—	462,483	—%
Total	$95,442	$(4,219)	$7,840,848	(0.05)%

As previously discussed in detail within this section, the allowance for credit losses has fluctuated from period to period, which impacted the resulting ratios noted in the table above. During 2022, the increase in the allowance for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021, while during 2023 the significant build in the allowance for credit losses reflected loan portfolio changes and a deteriorating outlook for commercial real estate markets. Then, during 2024 the decline in the allowance for credit losses reflected net charge-offs, loan portfolio changes and changes in the U.S. economic outlook. The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio is presented in the table below (dollars in thousands).

	December 31,
	2024		2023		2022
		% of		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$29,310	24.17%	$40,061	23.39%	$39,247	23.11%
Owner occupied	33,112	18.06%	28,114	17.60%	24,008	17.00%
Commercial and industrial	25,609	19.39%	20,926	19.90%	16,035	20.26%
Construction and land development	7,161	10.90%	12,102	12.76%	6,051	12.12%
1-4 family residential	5,327	22.55%	9,461	21.75%	9,313	21.84%
Consumer	547	0.36%	648	0.34%	554	0.34%
Broker-dealer	50	4.57%	101	4.26%	234	5.33%
Total	$101,116	100.00%	$111,413	100.00%	$95,442	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	December 31,	September 30,	June 30,	March 31,	December 31,
	2024	2024	2024	2024	2023
Commercial real estate:
Non-owner occupied	$29,310	$32,330	$37,321	$39,563	$40,061
Owner occupied	33,112	34,378	32,772	28,737	28,114
Commercial and industrial	25,609	28,308	28,869	16,552	20,926
Construction and land development	7,161	7,924	7,594	10,008	12,102
1-4 family residential	5,327	7,161	7,912	8,744	9,461
Consumer	547	580	547	544	648
Broker-dealer	50	237	67	83	101
	$101,116	$110,918	$115,082	$104,231	$111,413

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$8,876	$7,784	$5,880
Other noninterest expense	(958)	1,092	1,904
Balance, end of year	$7,918	$8,876	$7,784

During 2023, the increase in the reserve for unfunded commitments was primarily due to increases in expected loss rates. During 2024, the decrease in the reserve for unfunded commitments was primarily due to decreases in commitment balances and loan expected loss rates.

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

At December 31, 2024, we had $166.9 million in potential problem loans, compared to $207.4 million at December 31, 2023 and $186.6 million at December 31, 2022. Our potential problem loans designated as substandard accrual at December 31, 2024, 2023 and 2022 totaled $152.6 million, $204.1 million and $182.6 million, respectively. The decrease in potential problem loans from December 31, 2023 to December 31, 2024 was primarily attributable to decreases in commercial and industrial loans and construction and land development loans, partially offset by increases in 1-4 family residential loans, commercial real estate non-owner occupied loans and commercial real estate owner occupied loans. Of the $152.6 million of potential problem loans designated as substandard accrual at December 31, 2024, $48.4 million, $37.3 million and $35.2 million were associated commercial real estate non-owner occupied, commercial real estate owner occupied loans and commercial and industrial loans, respectively, compared to $41.2 million, $32.1 million and $87.4 million, respectively, at December 31, 2023.

Potential problem loans designated as special mention were comprised of four credit relationships totaling $14.2 million at December 31, 2024, compared with three credit relationships totaling $3.2 million at December 31, 2023 and four credit relationships totaling $4.0 million at December 31, 2022. Of the $14.2 million of potential problem loans at December 31, 2024, $13.3 million was associated with two credit relationships.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	December 31,			Variance
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$7,166	$36,440	$1,250	$(29,274)	$35,190
Owner occupied	6,092	5,098	3,019	994	2,079
Commercial and industrial	59,025	9,502	9,095	49,523	407
Construction and land development	3,003	3,480	198	(477)	3,282
1-4 family residential	12,863	13,801	15,941	(938)	(2,140)
Consumer	—	6	14	(6)	(8)
Broker-dealer	—	—	—	—	—
	$88,149	$68,327	$29,517	$19,822	$38,810
Troubled debt restructurings included in accruing loans held for investment (1)	—	—	803	—	(803)
Non-accrual loans (1)	$88,149	$68,327	$30,320	$19,822	$38,007

Non-accrual loans as a percentage of total loans (1)	1.00%	0.76%	0.33%	0.24%	0.43%

Other real estate owned	$2,848	$5,095	$2,325	$(2,247)	$2,770

Other repossessed assets	$98	$—	$—	$98	$—

Non-performing assets	$91,095	$73,422	$32,645	$17,673	$40,777

Non-performing assets as a percentage of total assets	0.56%	0.45%	0.20%	0.11%	0.25%

Loans past due 90 days or more and still accruing	$22,090	$115,090	$92,099	$(93,000)	$22,991
(1)	Effective January 1, 2023, we adopted Accounting Standards Update 2022-02 which eliminated the recognition and measurement guidance on troubled debt restructurings for creditors. Therefore, we no longer present troubled debt restructurings as a component of non-performing loans and assets.

At December 31, 2024, non-accrual loans included 27 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2024 also included $3.7 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2023, non-accrual loans included 40 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2023 also included $4.0 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2022, non-accrual loans included 40 commercial and industrial relationships with loans secured by accounts receivable, automobiles, equipment and notes receivable. Non-accrual loans at December 31, 2022 also included $4.8 million of loans secured by residential real estate which were classified as loans held for sale. The change in loans in non-accrual status since December 31, 2023 was primarily driven by the addition of two credit relationships of $45.4 million from the auto note financing industry subsector, partially offset by the decrease in commercial real estate non-owner occupied loans due to the reclassification of a single non-accrual loan from loans held for investment to loans held for sale during the first quarter of 2024. This loan was subsequently sold in the second quarter of 2024.

Other real estate owned (“OREO”) decreased from December 31, 2023 to December 31, 2024, primarily due to disposals and valuation adjustments totaling $4.8 million, partially offset by additions totaling $2.5 million. OREO increased from December 31, 2022 to December 31, 2023, primarily due to additions totaling $5.6 million, partially offset by disposals and valuation adjustments totaling $2.8 million.

Loans past due 90 days or more and still accruing at December 31, 2024, 2023 and 2022 were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. The significant decline in loans included in loans past due 90 days or more and still accruing since December 31, 2023 was primarily due to sale of such loans serviced by the mortgage origination segment during the fourth quarter of 2024.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing continued competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during 2024, 2023 and 2022 was 3.83%, 3.50% and 0.86%, respectively.

Given the cumulative 100-basis point decrease in interest rates since September 2024 and current deposit levels, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 62%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 54%. We expect that the Bank’s cost related to interest-bearing deposits during 2025 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2024		2023		2022
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,824,450	0.00%	$3,441,437	0.00%	$4,455,779	0.00%
Interest-bearing deposits:
Demand	6,356,653	3.45%	6,369,558	2.92%	6,320,654	0.68%
Savings	236,482	1.14%	282,127	1.09%	330,743	0.22%
Time	1,229,401	4.34%	1,059,885	3.24%	910,104	0.73%
	7,822,536	3.52%	7,711,570	2.89%	7,561,501	0.67%
Total deposits	$10,646,986	2.59%	$11,153,007	2.00%	$12,017,280	0.42%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at December 31, 2024, compared with approximately $208 million and $14 million at December 31, 2023 and 2022, respectively. As previously discussed, to bolster our liquidity position given banking sector uncertainties in early 2023, we increased brokered deposits at the Bank by approximately $390 million during the second quarter of 2023, which have subsequently matured during the first and second quarters of 2024. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that are address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At December 31, 2024, total estimated uninsured deposits were $5.7 billion, or approximately 52% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $363.1 million, were $5.3 billion, or approximately 48% of total deposits. Total estimated uninsured deposits were $4.7 billion, or approximately 42% of total deposits, as of December 31, 2023.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of December 31, 2024 (in thousands).

Months to maturity:
3 months or less	$169,274
3 months to 6 months	20,557
6 months to 12 months	48,822
Over 12 months	101,081
$339,734

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

		December 31,
	2024		2023		2022
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$834,023	4.64%	$900,038	4.75%	$970,056	2.27%
Notes payable	347,667	4.22%	347,145	4.27%	346,654	4.33%
	$1,181,690	4.52%	$1,247,183	4.64%	$1,316,710	2.86%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at December 31, 2024, compared with December 31, 2023, primarily reflected decreases in federal funds purchased by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by an increase in commercial paper by the broker-dealer segment. The decrease in short-term borrowings at December 31, 2023, compared with December 31, 2022, primarily reflected decreases in short-term bank loans and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by an increase in federal funds purchased by the banking segment.

Notes payable at December 31, 2024 was comprised of $149.7 million related to the Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $198.0 million. Notes payable at December 31, 2023 was comprised of $149.5 million related to Senior Notes, net of loan origination fees, and Subordinated Notes, net of origination fees, of $197.6 million, while notes payable at December 31, 2022 was comprised of $149.3 million related to Senior Notes, net of loan origination fees, Subordinated Notes, net of origination fees, of $197.4 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2024, Hilltop had $420.5 million in cash and cash equivalents, an increase of $228.9 million from $191.6 million at December 31, 2023. This increase in cash and cash equivalents was primarily due to the receipt of $200.8 million of dividends from subsidiaries, partially offset by cash outflows of $44.3 million in cash dividends declared, $19.9 million in stock repurchases, and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, we have the ability to redeem the 2030 Subordinated Notes, in whole or in part, beginning in May 2025, while all of our outstanding Senior Notes previously scheduled to mature in May 2025 were redeemed on January 15, 2025 using cash on hand.

Economic Environment

As previously discussed, operational and financial headwinds during 2023 and 2024 have had, and are expected to continue to have, an adverse impact on our operating results during 2025. The extent of the impacts of uncertain economic conditions on our financial performance that began in 2022 and have continued throughout 2024, and are expected to continue in 2025, will depend on several developments outside of our control, including, among others, changes in the political environment, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures associated, and international armed conflicts and their impact on supply chains. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic and banking sector-related uncertainty and concerns associated with liquidity positions primarily due to bank failures during early 2023 and their respective negative impacts on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2024, we declared and paid cash dividends of $0.68 per common share, or $44.3 million.

On January 30, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on February 27, 2025 to all common stockholders of record as of the close of business on February 13, 2025.

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

In January 2024, our board of directors authorized a new stock repurchase program through January 2025, pursuant to which we are authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2024, Hilltop paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock. We commenced share repurchases under the stock repurchase program in the first quarter of 2025.

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

Senior Notes due 2025

On January 15, 2025 (three months prior to the maturity date of the Senior Notes) we redeemed, at our election, all of our outstanding Senior Notes at a redemption price equal to 100% of the principal amount of $150 million, plus accrued and unpaid interest to, but excluding, the Redemption Date using cash on hand, which also satisfied and discharged our obligations under the Senior Notes and the Senior Notes Indenture.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At December 31, 2024, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at December 31, 2024 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from current expected credit losses (“CECL”) over a five-year transitionary period through December 31, 2024. As of January 1, 2025, Hilltop and PlainsCapital had fully captured the day-one regulatory capital effects resulting from the implementation of CECL.

			Minimum Capital
			Requirements Including	To Be Well
	December 31, 2024		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,317,664	9.99%	4.0%	5.0%
Hilltop	2,031,069	12.57%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,317,664	15.35%	7.0%	6.5%
Hilltop	2,031,069	21.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,317,664	15.35%	8.5%	8.0%
Hilltop	2,031,069	21.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,419,787	16.54%	10.5%	10.0%
Hilltop	2,334,679	24.40%	10.5%	N/A

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

	December 31,
	2024	2023
FHLB capacity	$4,284	$4,205
Investment portfolio (available)	1,397	1,594
Fed deposits (excess daily requirements)	2,053	1,612
	$7,734	$7,411

As previously discussed, the banking sector experienced increased uncertainty and concerns associated with its liquidity positions primarily due to high-profile bank failures during early 2023 as depositors sought to reduce risks associated with uninsured deposits and withdraw such deposits from existing bank relationships. As a result, both regulatory scrutiny and market focus on liquidity increased. These failures underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs are maintained. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. During 2024, our deposit funding costs increased due to continued competition for liquidity to combat deposit outflows. While we expect deposit costs during 2025 to continue to be driven by various factors, including competitive pressures and broader economic conditions, with the 100-basis point decrease in the target range of the federal funds rate since September 2024 and the possibility of additional rate cuts in 2025, we anticipate that our cost of deposits will begin to trend modestly downward. At December 31, 2024, the Bank accessed and included approximately $570 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program. The Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

Within our banking segment, deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. An economic recovery and improved commercial real estate investment outlook may result in an outflow of deposits at an accelerated pace as customers utilize such available funds for expanded operations and investment opportunities. The Bank regularly evaluates its deposit products and pricing structures relative to the market to maintain competitiveness over time. Currently, the Bank is facing continued competition from bank and non-bank competitors for its deposit base and expects that its interest expense on certain deposits will continue to be driven by various factors, including competition as well as economic and market area factors.

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 13.88% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 8.04% of the Bank’s total deposits at December 31, 2024. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers finance their assets and operations primarily from their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2024, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. At December 31, 2024, Hilltop Securities had no outstanding borrowings under its credit arrangements or its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes were issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

In December 2024, Hilltop Securities initiated a new commercial paper program, Series 2024-1 CP Notes. The first issuances under this new program are not anticipated until fiscal 2025. Upon the first issuance, no more issuances will be allowed under the Series 2019-1 CP Notes program. However, any amounts outstanding under Series 2019-1 CP Notes will remain outstanding until maturity and then roll into the Series 2024-1 CP Notes program. Until the final maturity of the Series 2019-1 CP Note program, both the Series 2019-1 CP Notes and the 2024-1 CP Notes programs will be managed as a single program. As a result, no more than an aggregate of $300 million combined will be allowed. The terms highlighted above for the Series 2019-1 CP Notes program will not change with issuances under the Series 2024-1 CP Notes. The Series 2019-2 CP program will continue as originally issued.

As of December 31, 2024, the weighted average maturity of the CP Notes was 143 days at a rate of 5.29%, with a weighted average remaining life of 59 days. At December 31, 2024, the aggregate amount outstanding under these secured arrangements was $228.5 million, which was collateralized by securities held for Hilltop Securities accounts valued at $251.2 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank which had a total commitment of $1.2 billion, of which $812.0 million was drawn at December 31, 2024. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at December 31, 2024.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At

December 31, 2024, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $30.3 million.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

The following table presents information regarding other material contractual obligations at December 31, 2024 not previously discussed (in thousands). Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2024.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Finance lease obligations	$886	$1,261	$149	$—	$2,296
Operating lease obligations	30,784	45,193	29,191	21,658	126,826
Total	$31,670	$46,454	$29,340	$21,658	$129,122

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at December 31, 2024 and outstanding financial and performance standby letters of credit of $61.1 million at December 31, 2024.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. However, inflation rose sharply at the end of 2021 and continued rising into 2024. While the rise in inflation has slowed during 2024, inflationary pressures have moderated in recent periods with the inflation rate coming down from its peak with the expectation that there will be continued moderation of inflation during 2025. Furthermore, a prolonged period of inflation has, and could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses and goodwill and identifiable intangible assets.

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

We have employed asset/liability management policies that attempt to manage our interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of risk. We employ procedures which include interest rate shock analysis, repricing gap analysis and balance sheet decomposition techniques to help mitigate interest rate risk in the ordinary course of business. In addition, the asset/liability management policies permit the use of various derivative instruments to manage interest rate risk or hedge specified assets and liabilities. To help mitigate net interest income spread compression between our assets and liabilities, management maintains derivative trades, as either cash flow hedges or fair value hedges, that better align repricing characteristics. Any changes in interest rates across the term structure may continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve.

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

	December 31, 2024
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,229,642	$1,313,646	$1,761,407	$640,709	$470,810	$8,416,214
Securities	455,319	184,913	422,634	318,743	910,247	2,291,856
Federal funds sold and securities purchased under agreements to resell	2,141,447	—	—	—	—	2,141,447
Other interest sensitive assets	8,495	—	—	—	59,569	68,064
Total interest sensitive assets	6,834,903	1,498,559	2,184,041	959,452	1,440,626	12,917,581

Interest sensitive liabilities:
Interest bearing checking	$6,891,795	$—	$—	$—	$—	$6,891,795
Savings	221,667	—	—	—	—	221,667
Time deposits	670,162	383,586	144,354	50,939	—	1,249,041
Notes payable and other borrowings	514,430	—	—	—	—	514,430
Total interest sensitive liabilities	8,298,054	383,586	144,354	50,939	—	8,876,933

Interest sensitivity gap	$(1,463,151)	$1,114,973	$2,039,687	$908,513	$1,440,626	$4,040,648

Cumulative interest sensitivity gap	$(1,463,151)	$(348,178)	$1,691,509	$2,600,022	$4,040,648

Percentage of cumulative gap to total interest sensitive assets	(11.33)%	(2.70)%	13.09%	20.13%	31.28%

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income and on economic value of equity for the banking segment (dollars in thousands).

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
December 31, 2024
	+200	$47,270	11.49%	$170,230	10.84%
	+100	$24,101	5.86%	$99,348	6.33%
	-50	$(11,409)	(2.77)%	$(70,531)	(4.49)%
	-100	$(21,983)	(5.34)%	$(149,355)	(9.51)%
	-200	$(28,730)	(6.99)%	$(337,987)	(21.53)%
December 31, 2023
	+200	$36,419	9.05%	$228,115	15.12%
	+100	$19,731	4.90%	$139,016	9.22%
	-50	$(10,352)	(2.57)%	$(97,002)	(6.43)%
	-100	$(20,980)	(5.21)%	$(210,224)	(13.94)%
	-200	$(43,972)	(10.92)%	$(455,595)	(30.20)%

The projected changes in the table above were in compliance with established internal policy guidelines and are based on numerous assumptions. The timing and magnitude of future interest rate movements, along with changes to the balance sheet composition, may impact projected changes in net interest income. We continue to evaluate the interest rate risk position and may reposition the banking segment’s balance sheet in the future to better align with management’s target rate risk position.

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

	December 31, 2024
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$141	$24,307	$37,711	$181,917	$244,076
U.S. government and government agency obligations	3,860	(9,740)	(19,510)	156,386	130,996
Corporate obligations	15,691	17,994	19,180	23,650	76,515
Total debt securities	19,692	32,561	37,381	361,953	451,587
Corporate equity securities	—	—	—	—	—
Other	6,359	—	—	—	6,359
	$26,051	$32,561	$37,381	$361,953	$457,946

Weighted average yield
Municipal obligations	0.01%	4.46%	4.40%	5.10%	4.48%
U.S. government and government agency obligations	4.21%	4.29%	3.72%	3.39%	3.56%
Corporate obligations	5.20%	5.78%	4.97%	4.66%	5.08%

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

Consolidated

At December 31, 2024, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $350 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows. On January 15, 2025, we redeemed our outstanding $150.0 million aggregate principal amount of Senior Notes using cash on hand.

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

The table below shows the estimated impact of a range of changes in interest rates on net interest income on a consolidated basis (dollars in thousands).

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
December 31, 2024
	+200	$28,818	6.56%
	+100	$13,560	3.09%
	-50	$(26,356)	(6.00)%
	-100	$(46,457)	(10.58)%
	-200	$(59,571)	(13.57)%
December 31, 2023
	+200	$50,675	11.20%
	+100	$26,814	5.92%
	-50	$(13,740)	(3.04)%
	-100	$(27,726)	(6.13)%
	-200	$(57,406)	(12.68)%

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the period covered by this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This assessment included controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2024, and issued an unqualified opinion thereon as stated in their report, which appears on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

In connection with the revision described under the heading “Revision of Previously Issued Financial Statements” in Note 1 to our consolidated financial statements, our management performed a recovery analysis and determined that the revision did not result in erroneously awarded incentive-based compensation tied to financial performance for any of our current and former executive officers during the relevant recovery period. As such, there were no amounts recovered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

19.1*	Insider Trading Policy.

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Clawback Policy.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

†Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: February 14, 2025	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	President, Chief Executive Officer and Director	February 14, 2025
Jeremy B. Ford	(Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 14, 2025
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Chief Accounting Officer	February 14, 2025
Keith E. Bornemann	(Principal Accounting Officer)

/s/ Rhodes Bobbitt	Director	February 14, 2025
Rhodes Bobbitt

/s/ Tracy A. Bolt	Director and Chairman of Audit Committee	February 14, 2025
Tracy A. Bolt

/s/ J. Taylor Crandall	Director	February 14, 2025
J. Taylor Crandall

/s/ Hill A. Feinberg	Director	February 14, 2025
Hill A. Feinberg

/s/ Gerald J. Ford	Chairman of the Board	February 14, 2025
Gerald J. Ford

/s/ J. Markham Green	Director and Audit Committee Member	February 14, 2025
J. Markham Green

/s/ Charlotte Jones	Director	February 14, 2025
Charlotte Jones

/s/ Lee Lewis	Director	February 14, 2025
Lee Lewis

/s/ W. Robert Nichols, III	Director	February 14, 2025
W. Robert Nichols, III

/s/ Thomas C. Nichols	Director	February 14, 2025
Thomas C. Nichols

/s/ Kenneth D. Russell	Director	February 14, 2025
Kenneth D. Russell

/s/ A. Haag Sherman	Director and Audit Committee Member	February 14, 2025
A. Haag Sherman

/s/ Jonathan S. Sobel	Director	February 14, 2025
Jonathan S. Sobel

/s/ Robert Taylor, Jr.	Director	February 14, 2025
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 14, 2025
Carl B. Webb

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses for Loans Held for Investment – Collectively Evaluated

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $101.1 million as of December 31, 2024. Management’s allowance for credit losses for collectively evaluated loans is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio and is based on historical experience, current conditions and reasonable and supportable forecasts. The credit loss estimation process considers the characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for collectively evaluated loans is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. As described by management, one of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. Management utilizes a single macroeconomic alternative scenario published by a third-party that reflects the U.S. economic outlook. This alternative scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product (GDP) growth rates and unemployment rate assumptions. Management also considers adjustments for certain conditions in the Company’s allowance for credit losses estimate qualitatively where they have not been measured directly in management’s collective assessments.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 14, 2025

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Cash and due from banks	$2,298,977	$1,858,700
Federal funds sold	650	650
Assets segregated for regulatory purposes	70,963	57,395
Securities purchased under agreements to resell	88,728	80,011
Securities:
Trading, at fair value	524,916	515,991
Available for sale, at fair value, net (amortized cost of $1,498,415 and $1,621,747, respectively)	1,396,549	1,507,595
Held to maturity, at amortized cost, net (fair value of $649,872 and $731,858, respectively)	737,899	812,677
Equity, at fair value	297	321
	2,659,661	2,836,584

Loans held for sale	858,665	943,846
Loans held for investment, net of unearned income	7,950,551	8,079,745
Allowance for credit losses	(101,116)	(111,413)
Loans held for investment, net	7,849,435	7,968,332

Broker-dealer and clearing organization receivables	1,452,366	1,573,931
Premises and equipment, net	148,245	168,856
Operating lease right-of-use assets	90,563	88,580
Mortgage servicing rights	5,723	96,662
Other assets	470,073	517,545
Goodwill	267,447	267,447
Other intangible assets, net	6,633	8,457
Total assets	$16,268,129	$16,466,996

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,768,707	$3,007,101
Interest-bearing	8,296,615	8,056,091
Total deposits	11,065,322	11,063,192

Broker-dealer and clearing organization payables	1,331,902	1,430,734
Short-term borrowings	834,023	900,038
Securities sold, not yet purchased, at fair value	57,234	34,872
Notes payable	347,667	347,145
Operating lease liabilities	109,103	109,002
Other liabilities	304,566	431,684
Total liabilities	14,049,817	14,316,667
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 64,967,984 and 65,153,092 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	650	652
Additional paid-in capital	1,052,219	1,054,662
Accumulated other comprehensive loss	(111,497)	(121,505)
Retained earnings	1,248,593	1,189,222
Deferred compensation employee stock trust, net	—	228
Employee stock trust (0 and 10,290 shares, at cost, at December 31, 2024 and December 31, 2023, respectively)	—	(292)
Total Hilltop stockholders' equity	2,189,965	2,122,967
Noncontrolling interests	28,347	27,362
Total stockholders' equity	2,218,312	2,150,329
Total liabilities and stockholders' equity	$16,268,129	$16,466,996

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Loans, including fees	$544,505	$542,274	$416,207
Securities borrowed	77,785	71,924	44,414
Securities:
Taxable	107,007	108,250	75,805
Tax-exempt	10,186	10,763	10,013
Other	96,906	105,164	44,677
Total interest income	836,389	838,375	591,116

Interest expense:
Deposits	275,291	223,179	50,412
Securities loaned	72,614	65,175	38,570
Short-term borrowings	44,134	57,857	20,893
Notes payable	14,659	15,448	16,141
Other	11,893	9,869	6,125
Total interest expense	418,591	371,528	132,141

Net interest income	417,798	466,847	458,975
Provision for credit losses	941	18,392	8,309
Net interest income after provision for credit losses	416,857	448,455	450,666

Noninterest income:
Net gains from sale of loans and other mortgage production income	190,021	172,150	302,384
Mortgage loan origination fees	123,066	144,539	149,598
Securities commissions and fees	125,655	100,532	115,181
Investment and securities advisory fees and commissions	142,952	134,327	127,399
Other	189,262	177,425	137,898
Total noninterest income	770,956	728,973	832,460

Noninterest expense:
Employees' compensation and benefits	687,149	678,310	773,688
Occupancy and equipment, net	91,233	89,326	97,115
Professional services	44,437	49,100	48,495
Other	210,737	211,573	207,701
Total noninterest expense	1,033,556	1,028,309	1,126,999

Income before income taxes	154,257	149,119	156,127
Income tax expense	31,047	31,140	36,833
Net income	123,210	117,979	119,294
Less: Net income attributable to noncontrolling interest	9,997	8,333	6,160
Income attributable to Hilltop	$113,213	$109,646	$113,134

Earnings per common share:
Basic	$1.74	$1.69	$1.61
Diluted	$1.74	$1.69	$1.60

Weighted average share information:
Basic	65,036	65,043	70,434
Diluted	65,046	65,045	70,626

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$123,210	$117,979	$119,294
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(1,742), $(1,734), and $4,874, respectively	(5,746)	(5,691)	16,226
Net unrealized gains (losses) on securities available-for-sale, net taxes of $3,113, $3,762, and $(25,809), respectively	9,024	11,872	(89,136)
Reclassification adjustment for gains (losses) included in net income, net taxes of $34, $1, and $3, respectively	114	4	10
Adjustment for unrealized losses on securities transferred from available-for sale to held-to-maturity, net taxes of $0, $0, and $(17,033), respectively	—	—	(56,690)
Amortization of unrealized losses on securities transferred from available-for-sale to held-maturity, net of tax $1,988, $1,755 and $1,886, respectively	6,616	5,841	6,278
Comprehensive income (loss)	133,218	130,005	(4,018)
Less: comprehensive income attributable to noncontrolling interest	9,997	8,333	6,160

Comprehensive income (loss) applicable to Hilltop	$123,221	$121,672	$(10,178)

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2021	78,965	$790	$1,274,446	$(10,219)	$1,257,014	$752	6	$(115)	$2,522,668	$26,535	$2,549,203
Net income	—	—	—	—	113,134	—	—	—	113,134	6,160	119,294
Other comprehensive loss	—	—	—	(123,312)	—	—	—	—	(123,312)	—	(123,312)
Stock-based compensation expense	—	—	15,027	—	—	—	—	—	15,027	—	15,027
Common stock issued to board members	22	—	599	—	—	—	—	—	599	—	599
Issuance of common stock related to share-based awards, net	567	5	(5,102)	—	—	—	—	—	(5,097)	—	(5,097)
Repurchases of common stock	(14,869)	(148)	(238,639)	—	(203,549)	—	—	—	(442,336)	—	(442,336)
Dividends on common stock ($0.60 per share)	—	—	—	—	(42,963)	—	—	—	(42,963)	—	(42,963)
Deferred compensation plan	—	—	—	—	—	(271)	17	(525)	(796)	—	(796)
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,090)	(6,090)
Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	109,646	—	—	—	109,646	8,333	117,979
Other comprehensive income	—	—	—	12,026	—	—	—	—	12,026	—	12,026
Stock-based compensation expense	—	—	14,967	—	—	—	—	—	14,967	—	14,967
Common stock issued to board members	17	—	548	—	—	—	—	—	548	—	548
Issuance of common stock related to share-based awards, net	616	7	(4,542)	—	—	—	—	—	(4,535)	—	(4,535)
Repurchases of common stock	(165)	(2)	(2,642)	—	(2,456)	—	—	—	(5,100)	—	(5,100)
Dividends on common stock ($0.64 per share)	—	—	—	—	(41,604)	—	—	—	(41,604)	—	(41,604)
Deferred compensation plan	—	—	—	—	—	(253)	(13)	348	95	—	95
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7,576)	(7,576)
Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	113,213	—	—	—	113,213	9,997	123,210
Other comprehensive income	—	—	—	10,008	—	—	—	—	10,008	—	10,008
Stock-based compensation expense	—	—	10,192	—	—	—	—	—	10,192	—	10,192
Common stock issued to board members	16	—	483	—	—	—	—	—	483	—	483
Issuance of common stock related to share-based awards, net	439	4	(2,845)	—	—	—	—	—	(2,841)	—	(2,841)
Repurchases of common stock	(640)	(6)	(10,273)	—	(9,585)	—	—	—	(19,864)	—	(19,864)
Dividends on common stock ($0.68 per share)	—	—	—	—	(44,257)	—	—	—	(44,257)	—	(44,257)
Deferred compensation plan	—	—	—	—	—	(228)	(10)	292	64	—	64
Net cash contributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(9,012)	(9,012)
Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$—	—	$—	$2,189,965	$28,347	$2,218,312

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$123,210	$117,979	$119,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	941	18,392	8,309
Depreciation, amortization and accretion, net	19,948	19,630	32,625
Equity in undistributed earnings of merchant banking subsidiaries	(9,161)	(9,062)	(3,486)
Deferred income taxes	(19,535)	7,004	8,184
Other, net	4,114	14,185	15,257
Net change in securities purchased under agreements to resell	(8,717)	38,059	192
Net change in trading securities	25,288	239,041	(107,034)
Net change in broker-dealer and clearing organization receivables	102,019	(448,825)	936,861
Net change in other assets	42,195	25,016	(7,134)
Net change in broker-dealer and clearing organization payables	(64,509)	413,622	(734,242)
Net change in other liabilities	(10,886)	(2,942)	54,123
Net change in securities sold, not yet purchased	22,362	(18,151)	(43,563)
Proceeds from sale of mortgage servicing rights asset	87,268	19,055	65,108
Change in valuation of mortgage servicing rights asset	15,083	12,467	(21,969)
Net gains from sales of loans	(190,021)	(172,150)	(302,384)
Loans originated for sale	(10,007,122)	(9,485,477)	(14,214,874)
Proceeds from loans sold	10,141,455	9,655,180	15,384,181
Net cash provided by operating activities	273,932	443,023	1,189,448
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	81,969	68,882	95,603
Proceeds from sales, maturities and principal reductions of securities available for sale	235,722	249,520	329,558
Proceeds from sales, maturities and principal reductions of equity securities	12,663	—	—
Purchases of securities held to maturity	—	—	(13,180)
Purchases of securities available for sale	(116,117)	(65,165)	(768,461)
Purchases of equity securities	(1,475)	(19,914)	(30)
Net change in loans held for investment	110,916	(71,419)	(515,326)
Purchases of premises and equipment and other assets	(7,131)	(8,488)	(9,798)
Proceeds from sales of premises and equipment, other real estate owned, and other assets	7,646	4,260	4,544
Proceeds from sale of loans held for sale transferred from loans held for investment	30,103	—	—
Net cash received from (paid to) Federal Home Loan Bank and Federal Reserve Bank stock	(75)	662	(212)
Net cash provided by (used in) investing activities	354,221	158,338	(877,302)
Financing Activities
Net change in deposits	(32,193)	(201,915)	(1,278,916)
Net change in short-term borrowings	(93,157)	(70,929)	108,369
Proceeds from long-term borrowings	918,713	490,151	821,570
Payments on long-term borrowings	(890,886)	(490,151)	(863,284)
Payments to repurchase common stock	(19,864)	(5,100)	(442,336)
Dividends paid on common stock	(44,257)	(41,604)	(42,963)
Net cash distributed to noncontrolling interest	(9,012)	(7,576)	(6,090)
Other, net	(3,652)	(5,391)	(5,860)
Net cash used in financing activities	(174,308)	(332,515)	(1,709,510)

Net change in cash, cash equivalents and restricted cash	453,845	268,846	(1,397,364)
Cash, cash equivalents and restricted cash, beginning of year	1,916,745	1,647,899	3,045,263
Cash, cash equivalents and restricted cash, end of year	$2,370,590	$1,916,745	$1,647,899

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$2,298,977	$1,858,700	$1,579,512
Federal funds sold	650	650	650
Assets segregated for regulatory purposes	70,963	57,395	67,737
Total cash, cash equivalents and restricted cash	$2,370,590	$1,916,745	$1,647,899
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$426,777	$357,403	$128,414
Cash paid for income taxes, net of refunds	$44,228	$19,060	$15,088
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$3,001	$5,638	$1,251
Additions to mortgage servicing rights	$11,412	$27,359	$56,974

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC (“HTH Project LLC”) and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial accounting standards Board (“FASB”) Accounting standard codification (“ASC”). These entities are related to the Hilltop Plaza investment discussed in detail in Note 17 to the consolidated financial statements and are collectively referred to as the “Hilltop Plaza Entities.”

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

The accrual of interest on credit deteriorated loans is discontinued when, in management’s opinion, there is a clear indication that the borrower’s cash flow may not be sufficient to meet principal and interest payments. More specifically, a loan is placed on non-accrual status if any one of the following three conditions are met: (i) loan is maintained on a cash basis because of deterioration in the financial condition of the borrower; (ii) payment in full of principal or interest is not expected; (iii) principal or interest has been in default for a period 90 days or more unless the loan asset is both well secured and in the process of collection. When a loan is placed on non-accrual status, interest is discontinued, with all previously accrued and unpaid interest charged against income. Additionally, accretion of purchased discount on non-accrual loans is suspended. Payments received on non-accrual loans are generally expected to be treated consistent with the cost recovery method, whereby any interest or principal received is recorded as a direct reduction to the amortized cost of the loan.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.5 million, $0.5 million and $0.5 million during 2024, 2023 and 2022, respectively, were amortized and included in interest expense within the consolidated statements of operations. In May 2020 and April 2015, debt issuance costs of $3.2 million and $1.9 million, respectively, were capitalized in connection with Hilltop’s issuance of the Subordinated Notes due 2030 and 2035 (defined hereafter) and the 5% senior notes due 2025 (defined hereafter), respectively.

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

Derivative Financial Instruments

The Company enters into various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. The Company’s derivative financial instruments also include interest rate lock commitments (“IRLCs”) executed with its customers that allow those customers to obtain a mortgage loan on a future date at an agreed-upon interest rate. The IRLCs, forward commitments, interest rate swaps, U.S. Treasury bond futures and options, futures contracts, credit default swaps and municipal market data (“MMD”) rate locks meet the definition of a derivative under the provisions of the Derivatives and Hedging Topic of the ASC.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Securities commissions and fees

Commissions. The broker-dealer buys and sells securities on behalf of its customers. Each time a customer enters a buy or sell transaction, the broker-dealer charges a commission. Revenue is earned from buys and sells of securities from and to customers where the broker-dealer may enter into a transaction by purchasing a security and then immediately selling the security to the customer (riskless principal transactions), thereby not taking on market risk or holding any inventory. Commissions and related clearing expenses are recorded on the trade date (the date the broker-dealer fills the trade order by finding and contracting with a counterparty and confirms the trade with the customer). Commissions and fees revenue is generally recognized at a point in time upon the delivery of contracted services based on a predefined contractual amount or on the trade date for trade execution services based on prevailing market prices, internal and regulatory guidelines.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method because there were no instruments which qualified as participating securities during 2024, 2023 or 2022.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During, 2024, 2023 and 2022, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Revision of Previously Issued Financial Statements

During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts have been corrected for consistency with the current period presentation. The Company assessed the materiality of this error and change in presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” Based on this assessment, the Company concluded that previously issued financial statements were not materially misstated based upon overall considerations of both quantitative and qualitative factors. The revisions had no impact on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income or Consolidated Statements of Changes in Stockholders’ Equity within these financial statements, or within previously filed financial statements. Further, the revisions did not result in a change in quarterly or year-to-date net income, basic or diluted earnings per share, or regulatory capital ratios. Accordingly, the Company corrected the immaterial error for the previously reported for the year ended December 31, 2023 and 2022 in this Annual Report on Form 10-K. The following table presents the impact of the revisions of the previously filed financial statements for the year ended December 31, 2023 and 2022 to correct for prior period immaterial errors (in thousands).

	Year Ended December 31, 2023			Year Ended December 31, 2022
	As previously	Impact of		As previously	Impact of
	reported	Revision	As adjusted	reported	Revision	As adjusted
Noninterest income:
Securities commission and fees	$121,875	$(21,343)	$100,532	$139,122	$(23,941)	$115,181
Other	156,082	21,343	177,425	113,957	23,941	137,898

The following table presents line items for prior period impacts to the components of other noninterest income as included in the Company’s Notes to Consolidated Financial Statements that have been affected by the immaterial error discussed above (in thousands).

	Year Ended December 31, 2023			Year Ended December 31, 2022
	As previously	Impact of		As previously	Impact of
	reported	Revision	As adjusted	reported	Revision	As adjusted
Other noninterest income:
Net gains from Hilltop Broker-Dealer structured product and derivative activities	$42,284	$1,844	$44,128	$37,407	$3,911	$41,318
Net gain from trading securities portfolio	54,750	19,499	74,249	23,666	20,030	43,696

2. Recently Issued Accounting Standards

Accounting Standards Adopted During 2024

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting Standards Adopted In 2025

In August 2023, the FASB issued ASU 2023-05 to require joint ventures to initially measure all contributions received and liabilities assumed upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company adopted the provisions of the amendments as of January 1, 2025. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01 to clarify how an entity should determine whether a profits interest or similar award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. The amendments are effective in annual periods beginning after December 15, 2024, and interim periods within those annual periods, with early adoption permitted. The Company adopted the provisions of the amendments as of January 1, 2025. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, which was further clarified through the issuance of ASU 2025-01 in January 2025, to improve disclosure on an entity’s expenses and provide more detailed information for specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2024 and 2023, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $809.8 million and $822.2 million, respectively, and the unpaid principal balance of those loans was $803.0 million and $802.3 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Trading Securities — Trading securities are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed below for available for sale securities. Periodically, the Bank acquires certain government guaranteed loans under Small Business Administration (“SBA”) lending programs which are later securitized into separate securities (“SBA Loans”), including SBA pools and interest only (“IO”) strips. The SBA pools are reported at fair value using Level 2 inputs, while the IO strips are reported at fair value using Level 3 inputs. The fair value of the IO strips is impacted primarily by prepayment rates.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Available For Sale Securities — Most securities available for sale are reported at fair value using Level 2 inputs. The Company obtains fair value measurements from independent pricing services. As the Company is responsible for the determination of fair value, control processes are designed to ensure that the fair values received from independent pricing services are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. The fair value of certain available for sale securities prior to the sale of such instruments during the second quarter of 2024, by the Company’s merchant bank subsidiary were measured using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

Equity Securities - For public common and preferred equity stocks, the determination of fair value uses Level 1 inputs based on observable market transactions.

Loans Held for Sale — Loans held for sale primarily consists of PrimeLending’s mortgage loans. As noted above, the Bank periodically acquires SBA Loans that are reported at fair value using Level 2 inputs, including the underlying characteristics of the SBA Loans. Mortgage loans held for sale are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices. These instruments are held for relatively short periods, typically no more than 30 to 45 days. As a result, changes in instrument-specific credit risk are not a significant component of the change in fair value. The fair value of certain loans held for sale that cannot be sold through normal sale channels or are non-performing is measured using Level 3 inputs. The fair value of such loans is generally based upon estimates of expected cash flows using unobservable inputs, including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral. Certain mortgage loans held for sale that are guaranteed by U.S. government agencies that are subject to repurchase, or have been repurchased by PrimeLending and certain mortgage loans originated by PrimeLending on behalf of the Bank are reported at amortized cost and are not recorded at fair value on either a recurring or non-recurring basis.

Loans Held for Investment —The fair value of certain loans held for investment prior to the sale of such instruments during the second quarter of 2024 by the Company’s merchant bank subsidiary were measured, under the provisions of the Fair Value Option, using the income approach with Level 3 inputs. The fair value of such loans were based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. The Bank uses dealer quotes to value interest rate swaps, forward purchase commitments and forward sale commitments executed for both hedging and non-hedging purposes. PrimeLending and the Hilltop Broker-Dealers use dealer quotes to value forward purchase commitments and forward sale commitments, respectively, executed for both hedging and non-hedging purposes. PrimeLending also issues IRLCs to its customers and the Hilltop Broker-Dealers issue forward purchase commitments to its clients that are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC or purchase commitment to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale,” above. The Hilltop Broker-Dealers determine the value of the underlying mortgage loan from prices of comparable securities used to value forward sale commitments. Additionally, PrimeLending also uses dealer quotes to value futures contracts and U.S. Treasury bond futures and options used to hedge interest rate risk, and the Hilltop Broker-Dealers use dealer quotes to value U.S. Treasury bond futures and options, futures contracts, credit default swaps and MMD rate locks, used to hedge changes in the fair value of its securities. The fair value of certain derivatives by the Company’s merchant bank subsidiary were measured using Level 3 inputs based upon estimates of expected cash flows using unobservable inputs, including management’s knowledge of underlying collateral prior to the sale of such instruments during the second quarter of 2024.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$11,001	$510,585	$3,330	$524,916
Available for sale securities	—	1,366,733	29,816	1,396,549
Equity securities	297	—	—	297
Loans held for sale	—	761,125	48,657	809,782
Derivative assets	—	67,821	—	67,821
MSR asset	—	—	5,723	5,723
Equity investments	—	—	22,015	22,015
Securities sold, not yet purchased	52,637	4,597	—	57,234
Derivative liabilities	—	11,290	—	11,290

	Level 1	Level 2	Level 3	Total
December 31, 2023	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,929	$507,062	$—	$515,991
Available for sale securities	—	1,483,177	24,418	1,507,595
Equity securities	321	—	—	321
Loans held for sale	—	784,158	38,036	822,194
Loans held for investment	—	—	10,858	10,858
Derivative assets	—	76,778	820	77,598
MSR asset	—	—	96,662	96,662
Equity investments	—	—	19,540	19,540
Securities sold, not yet purchased	14,027	20,845	—	34,872
Derivative liabilities	—	27,106	—	27,106

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table includes a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
						Included in
	Balance,			Transfers		Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2024
Trading securities	$—	$3,515	$—	$—	$(185)	$—	$3,330
Available for sale securities	24,418	6,250	(4,702)	—	2,672	1,178	29,816
Loans held for sale	38,036	85,844	(60,326)	—	(14,897)	—	48,657
Loans held for investment	10,858	—	(11,352)	—	494	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	96,662	11,412	(87,268)	—	(15,083)	—	5,723
Equity investment	19,540	2,475	—	—	—	—	22,015
Total	$190,334	$109,496	$(166,246)	$—	$(25,221)	$1,178	$109,541

Year ended December 31, 2023
Available for sale securities	$—	$25,919	$—	$—	$—	$(1,501)	$24,418
Loans held for sale	40,707	80,417	(61,522)	(1,008)	(20,558)	—	38,036
Loans held for investment	9,181	—	—	—	1,677	—	10,858
Derivative assets	—	782	—	—	38	—	820
MSR asset	100,825	27,359	(19,055)	—	(12,467)	—	96,662
Equity investment	—	19,540	—	—	—	—	19,540
Total	$150,713	$154,017	$(80,577)	$(1,008)	$(31,310)	$(1,501)	$190,334

Year ended December 31, 2022
Loans held for sale	$47,716	$52,058	$(48,900)	$5,587	$(15,754)	$—	$40,707
Loans held for investment	—	9,611	(562)	—	132	—	9,181
MSR asset	86,990	56,974	(65,108)	—	21,969	—	100,825
Total	$134,706	$118,643	$(114,570)	$5,587	$6,347	$—	$150,713

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2024.

For material Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2024 and 2023, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	December 31, 2024				December 31, 2023
Trading securities	$3,330	Discounted cash flow	Prepayment rate	10	-	12%	(11%)

Available for sale securities	23,519	Discounted cash flow	Discount rate	12.75	-	14.00%		14.25	-	15.50%
	6,297	Recent transaction	Recent transaction

Loans held for sale	48,657	Market comparable	Projected price	78	-	95%	(93%)	78	-	92%	(90%)

Loans held for investment	-	Discounted cash flow	Discount rate							10.00%

Derivative assets	-	Discounted cash flow	Discount rate							15.00%

MSR asset	5,723	Discounted cash flow	Constant prepayment rate			10.10%				8.65%
			Discount rate			14.89%				11.67%

Equity investments	19,540	Market comparable	Market multiple			12.5x
	1,000	Market comparable	Market multiple	2.0x	-	5.4x
	1,475	Recent transaction	Recent transaction

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

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Net	Other	Total	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$(15,023)	$—	$(15,023)	$14,426	$—	$14,426	$(48,916)	$—	$(48,916)
Loans held for investment	94	—	94	565	—	565	(660)	—	(660)
MSR asset	(15,083)	—	(15,083)	(12,467)	—	(12,467)	21,969	—	21,969

The Company determines the fair value of OREO on a non-recurring basis. In particular, the fair value of properties are determined at their respective acquisition date fair values. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2024 and 2023, the estimated fair value of OREO was $2.8 million and $5.1 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded a total gain of $0.4 million during 2024, compared with total losses of $0.1 million and $0.1 million during 2023 and 2022, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2024	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,299,627	$2,299,627	$—	$—	$2,299,627
Assets segregated for regulatory purposes	70,963	70,963	—	—	70,963
Securities purchased under agreements to resell	88,728	—	88,728	—	88,728
Held to maturity securities	737,899	—	649,872	—	649,872
Loans held for sale	48,883	—	1,436	49,435	50,871
Loans held for investment, net	7,849,435	—	363,718	7,572,849	7,936,567
Broker-dealer and clearing organization receivables	1,452,366	—	1,452,366	—	1,452,366
Other assets	69,545	—	69,545	—	69,545

Financial liabilities:
Deposits	11,065,322	—	11,058,234	—	11,058,234
Broker-dealer and clearing organization payables	1,331,902	—	1,331,902	—	1,331,902
Short-term borrowings	834,023	—	834,023	—	834,023
Debt	347,667	—	331,965	—	331,965
Other liabilities	16,779	—	16,779	—	16,779

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2023	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,859,350	$1,859,350	$—	$—	$1,859,350
Assets segregated for regulatory purposes	57,395	57,395	—	—	57,395
Securities purchased under agreements to resell	80,011	—	80,011	—	80,011
Held to maturity securities	812,677	—	731,858	—	731,858
Loans held for sale	121,652	—	99,358	22,882	122,240
Loans held for investment, net	7,957,474	—	344,172	7,696,393	8,040,565
Broker-dealer and clearing organization receivables	1,573,931	—	1,573,931	—	1,573,931
Other assets	74,613	—	74,613	—	74,613

Financial liabilities:
Deposits	11,063,192	—	11,045,957	—	11,045,957
Broker-dealer and clearing organization payables	1,430,734	—	1,430,734	—	1,430,734
Short-term borrowings	900,038	—	900,038	—	900,038
Debt	347,145	—	319,505	—	319,505
Other liabilities	24,280	—	24,280	—	24,280

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company held equity investments other than securities of $32.9 million and $59.2 million at December 31, 2024 and 2023, respectively, which are included within other assets in the consolidated balance sheets. Of the $32.9 million of such equity investments held at December 31, 2024, $2.0 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments (in thousands).

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$6,607	$27,264
Additional investments	—	374
Upward adjustments	—	611
Impairments and downward adjustments	(2,305)	(5,056)
Dispositions	(2,323)	—
Other	—	(16,586)
Balance, end of year	$1,979	$6,607

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2024	2023
U.S. Treasury securities	$2,553	$3,736
U.S. government agencies:
Bonds	9,984	12,867
Residential mortgage-backed securities	35,440	124,768
Collateralized mortgage obligations	125,515	86,281
Other	19,877	13,079
Corporate debt securities	60,594	37,569
States and political subdivisions	244,076	180,890
Private-label securitized product	16,208	47,768
Other	10,669	9,033
Totals	$524,916	$515,991

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $57.2 million and $34.9 million at December 31, 2024 and 2023, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,991	$—	$(229)	$4,762
U.S. government agencies:
Bonds	112,293	214	(639)	111,868
Residential mortgage-backed securities	379,651	35	(38,500)	341,186
Commercial mortgage-backed securities	226,326	161	(6,160)	220,327
Collateralized mortgage obligations	710,663	328	(53,391)	657,600
Corporate debt securities	30,139	215	(538)	29,816
States and political subdivisions	34,352	10	(3,372)	30,990
Totals	$1,498,415	$963	$(102,829)	$1,396,549

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,985	$—	$(368)	$4,617
U.S. government agencies:
Bonds	166,617	360	(811)	166,166
Residential mortgage-backed securities	389,160	25	(39,315)	349,870
Commercial mortgage-backed securities	200,236	468	(8,958)	191,746
Collateralized mortgage obligations	797,876	291	(61,686)	736,481
Corporate debt securities	25,919	—	(1,501)	24,418
States and political subdivisions	36,954	39	(2,696)	34,297
Totals	$1,621,747	$1,183	$(115,335)	$1,507,595

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$255,880	$—	$(31,621)	$224,259
Commercial mortgage-backed securities	147,696	—	(10,688)	137,008
Collateralized mortgage obligations	257,230	—	(38,269)	218,961
States and political subdivisions	77,093	32	(7,481)	69,644
Totals	$737,899	$32	$(88,059)	$649,872

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2023	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$278,172	$—	$(25,765)	$252,407
Commercial mortgage-backed securities	172,879	—	(12,670)	160,209
Collateralized mortgage obligations	284,208	—	(37,189)	247,019
States and political subdivisions	77,418	149	(5,344)	72,223
Totals	$812,677	$149	$(80,968)	$731,858

Additionally, the Company had unrealized net gains of $0.2 million and $0.3 million at December 31, 2024 and 2023 from equity securities with fair values of $0.3 million and $0.3 million at December 31, 2024 and 2023, respectively. The Company recognized nominal net losses and net gains of $0.1 million during 2024 and 2023, respectively, due to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

changes in the fair value of equity securities still held at the balance sheet date. During 2024 and 2023, net gains and losses recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,762	229	1	4,617	368
	1	4,762	229	1	4,617	368
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	5	32,699	54	4	28,988	103
Unrealized loss for twelve months or longer	14	63,719	585	20	112,502	708
	19	96,418	639	24	141,490	811
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	20	56,122	1,384	14	8,989	616
Unrealized loss for twelve months or longer	107	283,691	37,116	109	338,769	38,699
	127	339,813	38,500	123	347,758	39,315
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	34,539	70	2	10,413	282
Unrealized loss for twelve months or longer	20	197,203	6,090	18	162,470	8,676
	23	231,742	6,160	20	172,883	8,958
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	9,944	146	2	11,560	22
Unrealized loss for twelve months or longer	132	629,089	53,245	138	709,571	61,665
	134	639,033	53,391	140	721,131	61,687
Corporate debt securities:
Unrealized loss for less than twelve months	1	9,271	538	2	13,483	1,501
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	9,271	538	2	13,483	1,501
States and political subdivisions:
Unrealized loss for less than twelve months	4	1,919	9	10	7,023	55
Unrealized loss for twelve months or longer	52	24,916	3,363	50	20,857	2,640
	56	26,835	3,372	60	27,880	2,695
Total available for sale:
Unrealized loss for less than twelve months	35	144,494	2,201	34	80,456	2,579
Unrealized loss for twelve months or longer	326	1,203,380	100,628	336	1,348,786	112,756
	361	$1,347,874	$102,829	370	$1,429,242	$115,335

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2024			December 31, 2023
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	45	224,258	31,621	44	278,172	25,765
	45	224,258	31,621	44	278,172	25,765
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	26	137,009	10,688	31	160,208	12,670
	26	137,009	10,688	31	160,208	12,670
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	53	218,961	38,269	54	247,019	37,189
	53	218,961	38,269	54	247,019	37,189
States and political subdivisions:
Unrealized loss for less than twelve months	8	4,305	24	39	15,506	479
Unrealized loss for twelve months or longer	169	62,113	7,457	128	45,208	4,865
	177	66,418	7,481	167	60,714	5,344
Total held to maturity:
Unrealized loss for less than twelve months	8	4,305	24	39	15,506	479
Unrealized loss for twelve months or longer	293	642,341	88,035	257	730,607	80,489
	301	$646,646	$88,059	296	$746,113	$80,968

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at December 31, 2024 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,933	$1,923	$—	$—
Due after one year through five years	84,010	83,362	3,822	3,609
Due after five years through ten years	51,019	50,190	50,101	46,061
Due after ten years	44,813	41,961	23,170	19,974
	181,775	177,436	77,093	69,644

Residential mortgage-backed securities	379,651	341,186	255,880	224,259
Commercial mortgage-backed securities	226,326	220,327	147,696	137,008
Collateralized mortgage obligations	710,663	657,600	257,230	218,961
	$1,498,415	$1,396,549	$737,899	$649,872

During 2024, 2023 and 2022, the Company recognized net gains from its trading portfolio of $39.7 million, $74.2 million and $43.7 million, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $88.2 million, $51.9 million and $24.9 million during 2024, 2023 and 2022, respectively. During 2024, the Company’s other realized gains on securities were nominal, while during 2023 and 2022 the Company’s other realized losses on securities were nominal. All such net gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $563.9 million and $537.2 million (with a fair value of $520.0 million and $503.1 million, respectively) at December 31, 2024 and 2023, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2024 and 2023.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,
	2024	2023
Commercial real estate:
Non-owner occupied	$1,921,691	$1,889,882
Owner occupied	1,435,945	1,422,234
Commercial and industrial	1,541,940	1,607,833
Construction and land development	866,245	1,031,095
1-4 family residential	1,792,602	1,757,178
Consumer	28,410	27,351
Broker-dealer (1)	363,718	344,172
	7,950,551	8,079,745
Allowance for credit losses	(101,116)	(111,413)
Total loans held for investment, net of allowance	$7,849,435	$7,968,332
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Non-accrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,095	$361	$5,012	$6,468	$1,915,223	$1,921,691	$—
Owner occupied	3,549	124	3,869	7,542	1,428,403	1,435,945	—
Commercial and industrial	2,488	7,179	23,101	32,768	1,509,172	1,541,940	43
Construction and land development	3,329	—	2,484	5,813	860,432	866,245	—
1-4 family residential	8,404	1,387	3,892	13,683	1,778,919	1,792,602	—
Consumer	174	1	—	175	28,235	28,410	—
Broker-dealer	—	—	—	—	363,718	363,718	—
	$19,039	$9,052	$38,358	$66,449	$7,884,102	$7,950,551	$43

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2023	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$6,125	$—	$799	$6,924	$1,882,958	$1,889,882	$—
Owner occupied	6,823	386	3,897	11,106	1,411,128	1,422,234	—
Commercial and industrial	3,348	1,496	2,074	6,918	1,600,915	1,607,833	—
Construction and land development	767	1,554	276	2,597	1,028,498	1,031,095	—
1-4 family residential	8,625	1,292	3,203	13,120	1,744,058	1,757,178	—
Consumer	28	4	5	37	27,314	27,351	—
Broker-dealer	—	—	—	—	344,172	344,172	—
	$25,716	$4,732	$10,254	$40,702	$8,039,043	$8,079,745	$—

In addition to the loans shown in the tables above, PrimeLending had $22.0 million and $115.1 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $22.9 million and $115.7 million, respectively) that were 90 days past due and accruing interest at December 31, 2024 and 2023, respectively. This significant decline in loans included in loans past due 90 days or more and still accruing in loans held for sale since December 31, 2023 was primarily due to sale of such loans serviced by PrimeLending during the fourth quarter of 2024. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	December 31, 2024			December 31, 2023			Interest Income Recognized
	With	With No		With	With No		Year Ended December 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2024	2023	2022
Commercial real estate:
Non-owner occupied	$396	$6,770	$7,166	$33,728	$2,712	$36,440	$1,754	$592	$483
Owner occupied	4,434	1,658	6,092	4,630	468	5,098	759	568	556
Commercial and industrial	29,914	29,111	59,025	5,216	4,286	9,502	1,614	1,840	1,099
Construction and land development	475	2,330	2,805	533	2,749	3,282	50	69	29
1-4 family residential	1,526	7,804	9,330	726	9,283	10,009	1,535	1,597	3,420
Consumer	—	—	—	6	—	6	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—
	$36,745	$47,673	$84,418	$44,839	$19,498	$64,337	$5,712	$4,666	$5,587

At December 31, 2024 and 2023, $3.7 million and $4.0 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2023 to December 31, 2024, by $20.1 million. The change in non-accrual loans was primarily due to increases in commercial and industrial loans of $49.5 million and commercial real estate owner occupied loans of $1.0 million, partially offset by a decrease in commercial real estate non-owner occupied of $29.3 million. The increase in commercial and industrial loans in non-accrual status since December 31, 2023 was primarily due to the addition of loans with an aggregate loan balance of $58.6 million, partially offset by principal payoffs and charge-offs. Of the $49.5 million increase in commercial and industrial loans in non-accrual status, $45.4 million was due to the addition of two credit relationships from the auto note financing industry subsector. The increase in commercial real estate owner occupied loans was primarily due to the addition of a single loan to non-accrual status with a loan balance of $3.9 million, partially offset by principal payoffs. The decrease in commercial real estate non-owner occupied loans in non-accrual status since December 31, 2023 was primarily due to the reclassification of a single non-accrual loan from loans held for investment to loans held for sale during the first quarter of 2024. This loan was subsequently sold in the second quarter of 2024.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Year Ended December 31, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$1,424	$—	$—	$—	0.1%
Owner occupied	—	468	—	—	—	—%
Commercial and industrial	—	50,116	—	—	456	3.3%
Construction and land development	—	359	—	—	—	0.0%
1-4 family residential	—	168	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$52,535	$—	$—	$456	0.7%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Year Ended December 31, 2023	Reduction	Extension	Forgiveness	Delay	Payment Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$33,680	$—	$—	$—	1.8%
Owner occupied	—	2,183	—	—	—	0.2%
Commercial and industrial	510	17,921	—	2,776	—	1.3%
Construction and land development	—	13,001	—	—	—	1.3%
1-4 family residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$510	$66,785	$—	$2,776	$—	0.9%

As shown in the tables above, loans modified for borrowers experiencing financial difficulty during 2024 included a term extension modification for a single loan of $23 million in the auto note financing subsector within the commercial and industrial loan portfolio.

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$361	$—	$361	$361
Owner occupied	86	—	8	94	94
Commercial and industrial	752	—	—	752	31,686
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	26
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$838	$361	$8	$1,207	$32,167

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Modified Loans Past Due			Total Modified	Modified
Year Ended December 31, 2023	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$380	$—	$—	$380	$33,680
Owner occupied	—	—	11	11	11
Commercial and industrial	—	—	—	—	3,071
Construction and land development	—	—	—	—	257
1-4 family residential	—	—	—	—	—
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$380	$—	$11	$391	$37,019

The above tables that present aging and non-accrual details exclude $1.7 million and $0.8 million of commercial and industrial loans that were modified and subsequently charged off during 2024 and 2023, respectively.

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	15	—%	26
Owner occupied	—%	20	—%	35
Commercial and industrial	0.5%	25	0.5%	10
Construction and land development	—%	5	—%	24
1-4 family residential	—%	56	—%	—
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	0.5%	25	0.5%	22

Troubled Debt Restructurings

Information regarding TDRs granted during 2022 that did not qualify for the CARES Act exemption is shown in the following table (dollars in thousands).

Year Ended December 31, 2022
	Number of	Balance at	Balance at
	Loans	Extension	End of Year
Commercial real estate:
Non-owner occupied	—	$—	$—
Owner occupied	2	2,743	2,072
Commercial and industrial	1	873	734
Construction and land development	—	—	—
1-4 family residential	—	—	—
Consumer	—	—	—
Broker-dealer	—	—	—
	3	$3,616	$2,806

All of the loan modifications included in the table above involved payment term extensions. The Bank did not grant principal reductions on any restructured loans during 2022.

At December 31, 2022, the Bank had nominal unadvanced commitments to borrowers whose loans have been restructured in TDRs. There were two TDRs totaling $2.2 million granted during the twelve months preceding December 31, 2022 for which a payment was at least 30 days past due. The $2.2 million included one commercial real estate owner occupied loan of $2.1 million and one 1-4 family residential loan of $0.1 million.

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

	Amortized Cost Basis by Origination Year							Loans
						2019 and		Converted to
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$6,189	$4,911	$43,357	$81,570	$2,731	$4,091	$1	$—	$142,850
Internal Grade 4-7 (Pass normal risk)	273,910	98,686	214,162	291,449	90,221	65,279	4,180	16,413	1,054,300
Internal Grade 8-11 (Pass high risk and watch)	79,453	117,961	169,361	60,955	112,520	78,961	35,305	1,198	655,714
Internal Grade 12 (Special mention)	—	—	—	—	2,087	11,139	—	—	13,226
Internal Grade 13 (Substandard accrual)	14,377	4,504	7,545	20,942	493	574	—	—	48,435
Internal Grade 14 (Substandard non-accrual)	361	3,783	1,323	1,228	—	471	—	—	7,166
Current period gross charge-offs	—	1,647	—	—	—	—	—	—	1,647

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$29,997	$31,702	$14,534	$20,840	$34,514	$41,632	$8,067	$12,331	$193,617
Internal Grade 4-7 (Pass normal risk)	112,897	107,032	123,534	203,532	54,189	171,250	16,838	9,086	798,358
Internal Grade 8-11 (Pass high risk and watch)	56,624	41,609	112,387	57,617	75,824	43,652	12,000	507	400,220
Internal Grade 12 (Special mention)	351	—	—	—	—	—	—	—	351
Internal Grade 13 (Substandard accrual)	6,065	3,018	8,131	8,194	2,530	9,369	—	—	37,307
Internal Grade 14 (Substandard non-accrual)	490	8	786	601	—	4,207	—	—	6,092
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$35,288	$5,830	$4,023	$13,281	$3,241	$42	$18,078	$—	$79,783
Internal Grade 4-7 (Pass normal risk)	127,316	30,048	56,188	52,293	16,113	25,037	328,807	4,520	640,322
Internal Grade 8-11 (Pass high risk and watch)	131,300	53,713	47,455	34,276	13,660	5,942	196,235	3,312	485,893
Internal Grade 12 (Special mention)	—	—	—	643	—	—	—	—	643
Internal Grade 13 (Substandard accrual)	12,713	2,507	1,882	3,636	699	312	7,924	5,575	35,248
Internal Grade 14 (Substandard non-accrual)	11,092	7,764	8,063	1,802	306	120	4,450	25,428	59,025
Current period gross charge-offs	653	383	1,086	110	312	1,487	1,581	6,253	11,865

Construction and land development
Internal Grade 1-3 (Pass low risk)	$6,527	$—	$2,744	$849	$—	$126	$—	$—	$10,246
Internal Grade 4-7 (Pass normal risk)	202,539	140,653	86,334	8,999	5,811	2,332	3,150	—	449,818
Internal Grade 8-11 (Pass high risk and watch)	203,065	123,269	33,647	5,634	2,332	2,306	4,168	—	374,421
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	12,848	503	153	—	—	—	—	—	13,504
Internal Grade 14 (Substandard non-accrual)	1,460	1,264	83	—	—	(2)	—	—	2,805
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	5,569	—	—	—	—	821	—	—	6,390
FICO greater than 720	6,787	2,062	—	118	47	—	—	—	9,014
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	47	—	—	—	—	—	—	—	47
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$460	$622	$1,139	$451	$728	$21,006	$201	$—	$24,607
FICO between 620 and 720	27,154	17,505	17,370	9,472	3,132	26,769	3,209	1,083	105,694
FICO greater than 720	132,165	125,613	487,137	663,532	76,402	67,753	2,297	419	1,555,318
Substandard non-accrual	902	274	—	1,184	—	6,970	—	—	9,330
Other (1)	52,442	14,315	5,277	—	1,334	3,082	916	20,287	97,653
Current period gross charge-offs	—	—	—	—	—	2	—	—	2

Consumer
FICO less than 620	$902	$155	$194	$20	$44	$5	$384	$5	$1,709
FICO between 620 and 720	3,815	968	770	124	86	33	2,059	28	7,883
FICO greater than 720	2,977	1,912	1,410	439	133	—	3,167	—	10,038
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	7,552	380	431	92	9	9	307	—	8,780
Current period gross charge-offs	177	79	—	—	—	3	19	6	284

Total loans with credit quality measures	$1,565,634	$942,571	$1,449,420	$1,543,773	$499,186	$593,288	$651,743	$100,192	$7,345,807
Commercial and industrial (mortgage warehouse lending)									$241,026
Broker-dealer (margin loans and correspondent receivables)									$363,718
Total loans held for investment									$7,950,551

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2024. In addition, as of December 31, 2024, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of December 31, 2024. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2024, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of December 31, 2024, the Company utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in December 2024 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of December 31, 2023, we utilized a single macroeconomic alternative scenario, or S7, published by Moody’s Analytics in December 2023. The S5 alternative economic scenario expects the economy to underperform in the long-term. In this alternative scenario, elevated borrowing costs reduce credit-sensitive spending, higher tariffs weaken the economy, and concerns grow about broader international conflicts. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During 2022, the increase in provision for credit losses was driven by a deteriorating U.S. economic outlook since December 31, 2021. The net impact to the allowance of changes associated with collectively evaluated loans included a provision for credit losses of $10.0 million, while individually evaluated loans during 2022 included reversals of credit losses of $1.7 million. The change in the allowance for credit losses during 2022 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2022 was also impacted by net charge-offs of $4.2 million.

During 2023, the increase in provision for credit losses reflected a build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. Specific to the Bank, the net

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

impact to the allowance of changes associated with collectively evaluated loans included a provision for credit losses of $12.7 million, while individually evaluated loans during 2023 included a provision for credit losses of $5.8 million. The change in the allowance for credit losses during 2023 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2023 was also impacted by net charge-offs of $2.4 million.

During 2024, the provision for credit losses reflected a build in the allowance related to specific reserves since December 31, 2023, significantly offset by both the change in the U.S. economic outlook and changes in the collectively evaluated loan portfolio within the banking segment. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans included a provision for credit losses of $15.2 million, while collectively evaluated loans during 2024 included a reversal of credit losses of $14.2 million. The change in the allowance for credit losses during 2024 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year. The change in the allowance during 2024 was also impacted by net charge-offs of $11.2 million.

Changes in the allowance for credit losses for loans held for investments, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2024	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$40,061	$(9,104)	$(1,647)	$—	$29,310
Owner occupied	28,114	4,849	—	149	33,112
Commercial and industrial	20,926	14,520	(11,865)	2,028	25,609
Construction and land development	12,102	(4,943)	—	2	7,161
1-4 family residential	9,461	(4,302)	(2)	170	5,327
Consumer	648	(28)	(284)	211	547
Broker-dealer	101	(51)	—	—	50
Total	$111,413	$941	$(13,798)	$2,560	$101,116

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2023	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$39,247	$806	$(34)	$42	$40,061
Owner occupied	24,008	5,042	(977)	41	28,114
Commercial and industrial	16,035	6,334	(4,888)	3,445	20,926
Construction and land development	6,051	6,052	(1)	—	12,102
1-4 family residential	9,313	86	(73)	135	9,461
Consumer	554	205	(387)	276	648
Broker-dealer	234	(133)	—	—	101
Total	$95,442	$18,392	$(6,360)	$3,939	$111,413

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2022	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$36,001	$3,218	$—	$28	$39,247
Owner occupied	23,353	555	—	100	24,008
Commercial and industrial	21,982	(1,748)	(6,945)	2,746	16,035
Construction and land development	4,674	1,377	—	—	6,051
1-4 family residential	4,589	4,729	(138)	133	9,313
Consumer	578	119	(432)	289	554
Broker-dealer	175	59	—	—	234
Total	$91,352	$8,309	$(7,515)	$3,296	$95,442

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$8,876	$7,784	$5,880
Other noninterest expense	(958)	1,092	1,904
Balance, end of year	$7,918	$8,876	$7,784

During 2022, the increase in the allowance for unfunded commitments was due to increases in both loan expected loss rates and available commitment balances. During 2023, the increase in the allowance for unfunded commitments was due to increases in loan expected loss rates, while during 2024, the decrease in the allowance for unfunded commitments was primarily due to decreases in commitment balances and loan expected loss rates.

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2024	2023
Cash on hand	$38,224	$34,835
Clearings and collection items	69,388	73,563
Deposits at Federal Reserve Bank	2,052,600	1,618,966
Deposits at Federal Home Loan Bank	1,523	2,415
Deposits in FDIC-insured institutions	137,242	128,921
	$2,298,977	$1,858,700

The amounts above include interest-bearing deposits of $2.1 billion and $1.6 billion at December 31, 2024 and 2023, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2024 and 2023.

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2024	2023
Land and premises	$121,934	$124,067
Furniture and equipment	283,352	284,041
	405,286	408,108
Less accumulated depreciation and amortization	(257,041)	(239,252)
	$148,245	$168,856

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amounts shown above include gross assets recorded under finance leases of $4.8 million and $7.8 million, with accumulated amortization of $4.0 million and $6.5 million at December 31, 2024 and 2023, respectively.

Occupancy expense was reduced by rental income of $2.2 million, $2.6 million and $2.4 million during 2024, 2023 and 2022, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of finance leases, amounted to $22.7 million, $23.3 million and $26.8 million during 2024, 2023 and 2022, respectively.

9. Goodwill and Other Intangible Assets

At December 31, 2024, the carrying amount of goodwill of $267.4 million was comprised of $39.6 million recorded in connection with the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”) and $227.8 million recorded in connection with the acquisition of PCC pursuant to a plan of merger whereby PCC merged with and into a wholly owned subsidiary (the “PlainsCapital Merger”). The banking, mortgage origination and broker-dealer business segments have been assigned goodwill of $247.4 million, $13.1 million and $7.0 million, respectively.

Other intangible assets were $6.6 million and $8.5 million at December 31, 2024 and 2023, respectively.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reportable business segments. At October 1, 2024, the Company determined that the estimated fair value of goodwill for each of its business segments and other intangible assets exceeded their carrying values. The Company estimated the fair values of goodwill for its business segments based on both a market and income approach using historical, normalized actual and forecasted results, taking into consideration the amount by which fair value exceeded book value and sensitivities performed. Based on this evaluation, at December 31, 2024, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

To the extent future operating performance of the Company’s reporting segments remain challenged and below forecasted projections during 2025, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform impairment tests on its goodwill and other intangible assets, an impairment charge may be recorded for that period.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2024	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(48,930)	$—
Trademarks and trade names		20		16,500	(10,562)	5,938
Customer contracts and relationships	12	-	14	15,300	(14,605)	695
				$80,730	$(74,097)	$6,633

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2023	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(48,297)	$633
Trademarks and trade names		20		16,500	(9,813)	6,687
Customer contracts and relationships	12	-	14	15,300	(14,163)	1,137
				$80,730	$(72,273)	$8,457

Amortization expense related to intangible assets during 2024, 2023 and 2022 was $1.8 million, $2.9 million and $4.0 million, respectively. The estimated aggregate future amortization expense for intangible assets at December 31, 2024 is as follows (in thousands).

2025	$1,028
2026	959
2027	889
2028	820
2029	750
Thereafter	2,187
$6,633

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$96,662	$100,825	$86,990
Additions	11,412	27,359	56,974
Sales	(87,268)	(19,055)	(65,108)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(11,331)	(7,848)	31,292
Due to customer payoffs	(3,752)	(4,619)	(9,323)
Balance, end of year	$5,723	$96,662	$100,825

	December 31,
	2024	2023
Mortgage loans serviced for others (2)	$358,880	$5,227,404
MSR asset as a percentage of serviced mortgage loans	1.59%	1.85%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in 2024 and 2022 are MSR asset fair value adjustments totaling $12.3 million and $0.9 million, respectively, which reflected the difference between the MSR asset carrying values and the sale prices reflected in the respective signed letters of intent to sell certain MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2024	2023
Weighted average constant prepayment rate	10.10%	8.65%
Weighted average discount rate	14.89%	11.67%
Weighted average life (in years)	7.8	8.2

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2024	2023
Constant prepayment rate:
Impact of 10% adverse change	$(220)	$(3,511)
Impact of 20% adverse change	(426)	(6,796)
Discount rate:
Impact of 10% adverse change	(294)	(4,474)
Impact of 20% adverse change	(557)	(8,537)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $22.1 million, $31.9 million and $37.5 million during 2024, 2023 and 2022, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2024	2023
Noninterest-bearing demand	$2,768,707	$3,007,101
Interest-bearing:
Demand accounts	4,218,225	4,496,682
Brokered - demand	4,722	156,692
Money market	2,592,508	1,869,809
Brokered - money market	10,451	8,828
Savings	221,667	259,745
Time	1,249,042	1,221,935
Brokered - time	—	42,400
	$11,065,322	$11,063,192

At December 31, 2024, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $597.5 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Scheduled maturities of all time deposits at December 31, 2024 are as follows (in thousands).

2025	$1,051,080
2026	134,795
2027	12,228
2028	47,111
2029 and thereafter	3,828
$1,249,042

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2024	2023
Federal funds purchased	$407,058	$459,658
Securities sold under agreements to repurchase	198,418	240,050
Federal Home Loan Bank	—	—
Short-term bank loans	—	—
Commercial paper	228,547	200,330
	$834,023	$900,038

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

	Year Ended December 31,
	2024	2023	2022
Average balance during the year	$733,799	$804,515	$573,183
Average interest rate during the year	5.36%	5.53%	2.19%
Maximum month-end balance during the year	$798,149	$1,341,502	$741,499

	December 31,
	2024	2023
Average interest rate at end of year	5.06%	5.60%
Securities underlying the agreements at end of year:
Carrying value	$198,174	$239,103
Estimated fair value	$214,538	$262,408

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2024, the Bank had available collateral of $4.3 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Year Ended December 31,
	2024	2023	2022
Average balance during the year	$—	$135,274	$—
Average interest rate during the year	5.62%	5.10%	—%
Maximum month-end balance during the year	$—	$500,000	$—

	December 31,
	2024	2023
Average interest rate at end of year	—%	—%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At December 31, 2024, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $200.0 million. There were no outstanding short-term bank loans at December 31, 2024 and 2023.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes were issued under two separate programs, Series 2019-1 CP Notes and Series 2019-2 CP Notes, in maximum aggregate amounts of $300 million and $200 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

In December 2024, Hilltop Securities initiated a new commercial paper program, Series 2024-1 CP Notes, the first issuances under this new program are not anticipated until fiscal 2025. Upon the first issuance, no more issuances will be allowed under the Series 2019-1 CP Notes program. However, any amounts outstanding under Series 2019-1 CP Notes will remain outstanding until maturity and then roll into the Series 2024-1 CP Notes program. Until the final maturity of the Series 2019-1 CP Note program, both the Series 2019-1 CP Notes and the 2024-1 CP Notes programs will be managed as a single program. As a results, no more than an aggregate of $300 million combined will be allowed. The terms highlighted above for the Series 2019-1 CP Notes program will not change with issuances under the Series 2024-1 CP Notes. The Series 2019-2 CP program will continue as originally issued.

As of December 31, 2024, the weighted average maturity of the CP Notes was 143 days at a rate of 5.29%, with a weighted average remaining life of 59 days. At December 31, 2024, the aggregate amount outstanding under these secured arrangements was $228.5 million, which was collateralized by securities held for Hilltop Securities accounts valued at $251.2 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2024	2023
Senior Notes due April 2025, net of discount of $295 and $502, respectively	$149,705	$149,498
Subordinated Notes due May 2030, net of discount of $405 and $511, respectively	49,596	49,489
Subordinated Notes due May 2035, net of discount of $1,634 and $1,842, respectively	148,366	148,158
	$347,667	$347,145

Senior Notes

On April 9, 2015, Hilltop completed an offering of $150.0 million aggregate principal amount of its 5% senior notes due April 15, 2025 (“Senior Unregistered Notes”) in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Senior Unregistered Notes were offered within the United States only to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside of the United States under Regulation S under the Securities Act. The Senior Unregistered Notes were issued pursuant to an indenture (“Senior Notes Indenture”), dated as of April 9, 2015, by and between Hilltop and U.S. Bank National Association, as trustee. The net proceeds from the offering, after deducting estimated fees and expenses and the initial purchasers’ discounts, were approximately $148 million. Hilltop used the net proceeds of the offering to redeem all of Hilltop’s outstanding Non-Cumulative Perpetual Preferred Stock, Series B at an aggregate liquidation value of $114.1 million, plus accrued but unpaid dividends of $0.4 million, and Hilltop utilized the remainder for general corporate purposes. Unamortized debt issuance costs presented as a reduction from the Senior Notes are discussed further in Note 1 to the consolidated financial statements.

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

On January 15, 2025 (the “Redemption Date”), Hilltop redeemed, at its election, all of its outstanding Senior Notes at a redemption price equal to 100% of the principal amount of $150 million, plus accrued and unpaid interest to, but excluding, the Redemption Date using cash on hand, which also satisfied and discharged the Company’s obligations under the Senior Notes and the Senior Notes Indenture.

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

Ventures Management Lines of Credit

At December 31, 2024, Ventures Management’s ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank. At December 31, 2024, Ventures Management had outstanding borrowings of $30.3 million, all of which have been eliminated in consolidation in the table presented above, with stated interest rates ranging from the greater of a 6.00% floor or The Wall Street Journal Prime Rate minus 50 basis points. The weighted average interest rate of these lines of credit at December 31, 2024 was 6.01%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2024 are as follows (in thousands).

2025	$150,000
2026	—
2027	—
2028	—
2029	—
Thereafter	200,000
$350,000

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	December 31,
	2024	2023
Finance leases:
Premises and equipment	$4,780	$7,780
Accumulated depreciation	(4,042)	(6,537)
Premises and equipment, net	$738	$1,243

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

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$33,658	$34,606	$36,950
Less operating lease and sublease income	(2,215)	(2,585)	(2,380)
Net operating lease cost	$31,443	$32,021	$34,570

Finance lease cost:
Amortization of ROU assets	$505	$590	$590
Interest on lease liabilities	352	424	478
Total finance lease cost	$857	$1,014	$1,068

Supplemental cash flow information related to leases is as follows (in thousands).

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,200	$36,629	$29,216
Operating cash flows from finance leases	358	427	482
Financing cash flows from finance leases	805	852	759
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,403	$13,506	$24,078
Finance leases	—	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	December 31, 2024		December 31, 2023
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.3	5.74%	5.3	4.59%
Finance	2.7	5.08%	3.3	4.98%

Future minimum lease payments, under lease agreements as of December 31, 2024, are presented below (in thousands).

	Operating Leases	Finance Leases
2025	$30,784	$886
2026	25,087	813
2027	20,106	448
2028	15,616	149
2029	13,575	—
Thereafter	21,658	—
Total minimum lease payments	126,826	2,296
Less amount representing interest	(17,723)	(558)
Lease liabilities	$109,103	$1,738

As of December 31, 2024, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.8 million. Certain of these operating leases commenced between January 2025 and February 2025 with lease terms ranging from two to three years with an additional operating lease expected to commence in March 2025 with a lease term of five and a half years.

15. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$48,686	$19,681	$24,951
State	1,896	4,455	3,698
	50,582	24,136	28,649
Deferred:
Federal	$(16,262)	$6,131	$7,377
State	(3,273)	873	807
	(19,535)	7,004	8,184
	$31,047	$31,140	$36,833

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The income tax provision differs from the amount that would be computed by applying the statutory federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rate was 21% for all periods presented.

	Year Ended December 31,
	2024	2023	2022
Computed tax at federal statutory rate	$32,394	$31,315	$32,787
Tax effect of:
Nondeductible expenses	2,325	1,953	1,290
Compensation limitation	1,881	2,918	4,106
State income taxes	1,809	1,466	3,559
Tax-exempt income, net	(2,225)	(2,390)	(1,620)
Minority interest	(2,099)	(1,721)	(1,294)
Other	(3,038)	(2,401)	(1,995)
	$31,047	$31,140	$36,833

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$903	$406
Purchase accounting adjustment - loans	3,629	4,751
Allowance for credit losses	23,881	26,711
Compensation and benefits	13,300	15,029
Legal and other reserves	3,467	4,116
Net unrealized losses on securities and other investments	32,939	36,332
Operating lease liabilities	24,932	25,811
Other	2,569	5,473
	105,620	118,629
Deferred tax liabilities:
Premises and equipment	9,551	14,143
Intangible assets	1,504	1,946
Derivatives	612	1,801
Loan servicing	1,180	23,100
Operating lease ROU assets	20,701	21,079
Deferred loan fees	7,416	6,655
Other	1,327	3,097
	42,291	71,821
Net deferred tax asset	$63,329	$46,808

The Company’s effective tax rate was 20.1%, 20.9% and 23.6% during 2024, 2023 and 2022, respectively. The effective tax rate for 2024 was lower than the applicable statutory rate due to investments in tax-exempt instruments, state refund claims and return to provision activity, partially offset by the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments. The effective tax rate for 2023 was lower than the applicable statutory rate due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan, while 2022 approximated statutory rates and included the effect of investments in tax-exempt instruments, offset by nondeductible expenses.

At December 31, 2024 and 2023, the Company had net operating loss carryforwards for state income tax purposes of $0.9 million and $0.4 million, respectively, on a tax effected basis at applicable rates for respective tax years. These net operating loss carryforwards expire in 2037 and later years. The net operating loss carryforwards are expected to be fully

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

realized prior to any expiration. Further, at December 31, 2024 and 2023, the Company had no net operating loss carryforwards for federal income tax purposes. At December 31, 2023, the Company had fully recognized built-in loss (“RBIL”) amounts arising from the ownership change resulting from the acquisition of SWS Group, Inc. (“SWS Merger”). These RBILs were recognized during a five year recognition period and were fully realized prior to any expiration.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2024 or 2023.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. At December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $2.4 million and $2.9 million, respectively, of which $1.9 million and $2.3 million, respectively, if recognized, would favorably impact the Company’s effective tax rate.

The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$2,884	$5,273	$4,869
Decreases related to tax positions taken during a prior year	(46)	(1,719)	(767)
Increases related to tax positions taken during the current year	221	266	2,077
Decreases related to expiration of the statute of limitations	(664)	(936)	(906)
Balance, end of year	$2,395	$2,884	$5,273

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2024, the unrecognized tax benefit is a component of taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax examinations in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2021. The Company is open for various state tax examinations for tax years 2020 and later.

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $13.3 million, $10.4 million and $15.9 million during 2024, 2023 and 2022, respectively.

In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) to provide a means for eligible employees of the Company to purchase shares of Hilltop common stock at a discounted price by accumulating funds, normally through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. Participating employees may purchase shares of common stock at 90% of the fair market value on the last day of each quarterly offering period. The initial offering period commenced on January 1, 2021. The amount charged to operating expense related to participant discount totaled $0.4 million, $0.6 million and $0.8 million during 2024, 2023 and 2022, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Effective upon the completion of the PlainsCapital Merger, the Company recorded a liability associated with separate retention agreements originally entered into between Hilltop and two executive officers. At December 31, 2023, the recorded liability, including interest, was $2.7 million related to a single executive officer. The remaining liability was settled during 2024.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2024 and 2023, the carrying value of the policies included in other assets was $29.0 million and $28.6 million, respectively. During each of 2024, 2023 and 2022, the Bank recorded income of $0.6 million, $0.5 million and $0.5 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

Deferred Compensation Plan

As a result of the SWS Merger, the Company assumed a deferred compensation plan (the “SWS Plan”) that allowed former SWS eligible officers and employees to defer a portion of their bonus compensation and commissions. The SWS Plan was formally terminated in September 2022, and fully liquidated during the second quarter of 2024. The SWS Plan matched 15% of the deferrals made by participants up to a predetermined limit through matching contributions that vest ratably over four years. Pursuant to the terms of the SWS Plan, the trustee periodically purchased the former SWS common stock in the open market. As a result of the SWS Merger, the former SWS common shares were converted into Hilltop common stock based on the terms of the merger agreement.

The assets of the SWS Plan were held in a rabbi trust and primarily include investments in company-owned life insurance (“COLI”) and Hilltop common stock. These assets were consolidated with those of the Company. Prior to being fully liquidated during 2024, investments in COLI were carried at the cash surrender value of the insurance policies and recorded in other assets within the consolidated balance sheet. Investments in Hilltop common stock, which were carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net.

17. Related Party Transactions

Jeremy B. Ford, a director and the President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P., which owned 24.4% of the outstanding Hilltop common stock at December 31, 2024.

Jeremy B. Ford is the son of Gerald J. Ford. Corey G. Prestidge, Hilltop’s General Counsel and Secretary, is the son-in-law of Gerald J. Ford. Accordingly, Messrs. Jeremy Ford and Corey Prestidge are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties) totaling $0.5 million and $0.5 million at December 31, 2024 and 2023, respectively. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2024, there were no principal additions and payments were de minimis.

At December 31, 2024 and 2023, the Bank held deposits of related parties of $79.3 million and $64.9 million, respectively.

A related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is currently $0.6 million annually through 2028, for an aggregate minimum remaining obligation of $2.5 million at December 31, 2024.

The Bank purchased loans from a company for which a related party served as a director, president and chief executive officer. At December 31, 2023, the outstanding balance of the purchased loans were paid off. The loans were purchased with recourse in the ordinary course of business and the related party had no direct financial interest in the transaction.

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

18. Commitments and Contingencies

During 2024, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds. At December 31, 2024 and 2023, the Bank did not have any federal funds sold acting as an agent.

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

At December 31, 2024 and 2023, the mortgage origination segment’s indemnification liability reserve totaled $8.1 million and $11.7 million, respectively. The provision for indemnification losses was $2.8 million, $1.6 million and $1.5 million during 2024, 2023 and 2022, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$26,909	$31,244	$31,407
Claims made	32,356	54,507	56,579
Claims resolved with no payment	(11,474)	(12,851)	(14,499)
Repurchases	(23,469)	(40,875)	(42,243)
Indemnification payments	(2,729)	(5,116)	—
Balance, end of year	$21,593	$26,909	$31,244

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$11,691	$20,528	$27,424
Additions for new sales	2,789	1,649	2,532
Repurchases	(5,271)	(9,875)	(7,941)
Early payment defaults	(907)	(352)	(423)
Indemnification payments	(191)	(259)	—
Change in reserves for loans sold in prior years	—	—	(1,064)
Balance, end of year	$8,111	$11,691	$20,528

	December 31,
	2024	2023
Reserve for Indemnification Liability:
Specific claims	$557	$951
Incurred but not reported claims	7,554	10,740
Total	$8,111	$11,691

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Other Contingencies

As discussed in Note 16 to the consolidated financial statements, effective upon completion of the PlainsCapital Merger, Hilltop entered into separate retention agreements with certain executive officers. During 2024, the single retention agreement remaining and associated liability was settled. This retention agreement provided for severance pay benefits if the executive officer’s employment is terminated without “cause.”

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.0 billion at December 31, 2024 and outstanding financial and performance standby letters of credit of $61.1 million at December 31, 2024.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

20. Stock-Based Compensation

Since 2012, the Company has issued stock-based incentive awards pursuant to the Hilltop Holdings Inc. 2012 Equity Incentive Plan (the “2012 Plan”). In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan serves as successor to the 2012 Plan. The 2012 Plan and the 2020 Plan are referred to collectively as “the Equity Plans.” The Equity Plans provide for the grant of nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Shares available for grant under the 2012 Plan that were reserved but not issued as of the effective date of the 2020 Plan were added to the reserves of the 2020 Plan. No additional awards may be made under the 2012 Plan, but the 2012 Plan remains in effect as to outstanding awards. Outstanding awards under the Equity Plans continue to be subject to the terms and conditions of the respective Plans. The number of shares authorized for issuance pursuant to awards under the 2020 Plan is 3,650,000 plus any shares that become available upon the forfeiture, expiration, cancellation or settlement in cash awards outstanding under the 2012 Plan as of April 30, 2020. At December 31, 2024, 1,416,696 shares of common stock remained available for issuance pursuant to awards granted under the 2020 Plan, excluding shares that may be delivered pursuant to outstanding awards. Compensation expense related to the Equity Plans was $10.7 million, $15.5 million and $15.6 million during 2024, 2023 and 2022, respectively.

During 2024, 2023 and 2022, Hilltop granted 15,923, 17,912 and 21,545 shares of common stock, respectively, pursuant to the Equity Plans to certain non-employee members of the Company’s board of directors for services rendered to the Company.

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

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2021	1,869	$23.16
Granted	551	$33.22
Vested/Released	(732)	$20.00
Forfeited	(140)	$24.75
Balance, December 31, 2022	1,548	$28.09
Granted	479	$34.36
Vested/Released	(751)	$21.93
Forfeited	(24)	$32.30
Balance, December 31, 2023	1,252	$34.10
Granted	591	$30.72
Vested/Released	(531)	$33.02
Forfeited	(27)	$32.85
Balance, December 31, 2024	1,285	$33.02

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Vested/Released RSUs include an aggregate of 392,887 shares withheld to satisfy employee statutory tax obligations during 2024, 2023 and 2022.

During 2024, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 493,726 RSUs pursuant to the 2020 Equity Plan. At December 31, 2024, 379,661 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 103,995 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2024, in the aggregate, 956,015 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 327,626 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2024, unrecognized compensation expense related to outstanding RSUs of $14.8 million is expected to be recognized over a weighted average period of 1.19 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permits banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024. As of January 1, 2025, Hilltop and PlainsCapital had fully captured the day-one regulatory capital effects resulting from the implementation of CECL.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	December 31, 2024		December 31, 2023		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,317,664	9.99%	$1,407,660	10.55%	4.0%	5.0%
Hilltop	2,031,069	12.57%	1,974,918	12.23%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,317,664	15.35%	1,407,660	15.44%	7.0%	6.5%
Hilltop	2,031,069	21.23%	1,974,918	19.32%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,317,664	15.35%	1,407,660	15.44%	8.5%	8.0%
Hilltop	2,031,069	21.23%	1,974,918	19.32%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,419,787	16.54%	1,511,239	16.58%	10.5%	10.0%
Hilltop	2,334,679	24.40%	2,284,357	22.34%	10.5%	N/A

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2024		December 31, 2023
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,469,492	$2,189,965	$1,549,451	$2,122,967
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	111,252	111,497	120,348	121,505
CECL transition adjustment	1,966	2,198	3,932	4,396
Deduct:
Goodwill and other disallowed intangible assets	(265,046)	(272,591)	(266,071)	(273,950)
Common equity Tier 1 capital (as defined)	1,317,664	2,031,069	1,407,660	1,974,918
Add: Tier 1 capital	—	—	—	—
Deduct: Additional Tier 1 capital deductions	—	—	—	—
Tier 1 capital (as defined)	1,317,664	2,031,069	1,407,660	1,974,918
Add: Allowable Tier 2 capital
Allowance for credit losses, including unfunded commitments	107,316	109,035	113,965	120,289
Capital instruments	—	200,000	—	200,000
Deduct:
Additional Tier 2 capital deductions	(5,193)	(5,425)	(10,386)	(10,850)
Total capital (as defined)	$1,419,787	$2,334,679	$1,511,239	$2,284,357

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Network follows the primary (aggregate indebtedness) method, as defined in Rule 15c3-1 promulgated under the Exchange Act, which requires the maintenance of the larger of $250,000 or 6-2/3% of aggregate indebtedness.

At December 31, 2024, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$264,154	$5,242
Less: required net capital	6,085	340
Excess net capital	$258,069	$4,902

Net capital as a percentage of aggregate debit items	86.8%
Net capital in excess of 5% aggregate debit items	$248,941

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At December 31, 2024 and 2023, the Hilltop Broker-Dealers held cash of $71.0 million and $57.4 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2024.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum capital, net worth and liquidity requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During the third and fourth quarters of 2024, PrimeLending received two $10 million capital infusions from its parent company, PlainsCapital Bank. As of December 31, 2024, PrimeLending and its subsidiaries’ minimum capital, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2024, $32.3 million of its earnings was available for dividend declaration without prior regulatory approval.

Dividends

During 2024, 2023 and 2022, the Company declared and paid cash dividends of $0.68, $0.64 and $0.60 per common share, or an aggregate of $44.3 million, $41.6 million and $43.0 million, respectively.

On January 30, 2025, Hilltop’s board of directors declared a quarterly cash dividend of $0.18 per common share, payable on February 27, 2025, to all common stockholders of record as of the close of business on February 13, 2025.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

In January 2024, the Hilltop board of directors authorized a new stock repurchase program through January 2025, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2024, the Company paid $19.9 million to repurchase an aggregate of 640,042 shares of common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

In January 2025, the Hilltop board of directors authorized a new stock repurchase program through January 2026, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Other Noninterest Income and Expense

The following table shows the components of other noninterest income and expense (in thousands).

	Year Ended December 31,
	2024	2023	2022
Other noninterest income:
Net gains from Hilltop Broker-Dealer structured product and derivative activities (1)	$85,137	$44,128	$41,318
Net gain from trading securities portfolio (1)	39,740	74,249	43,696
Service charges on depositor accounts	20,718	16,179	16,962
Trust fees	13,372	13,361	13,975
Other	30,295	29,508	21,947
	$189,262	$177,425	$137,898
Other noninterest expense:
Software and information technology	$68,658	$69,212	$64,979
Brokerage commissions and fees	36,580	33,538	27,597
Mortgage origination and servicing	17,285	22,040	25,311
Travel, meals and entertainment	12,350	11,113	9,959
Business development	12,163	11,282	12,550
Unreimbursed loan closing costs	9,332	4,971	13,371
Funding fees	2,997	3,174	4,421
Office supplies	2,665	3,241	3,319
Amortization of intangible assets	1,824	2,860	3,967
Other	46,883	50,142	42,227
	$210,737	$211,573	$207,701
(1)	As discussed within Note 1 to the consolidated financial statements, during the second quarter of 2024, the Company identified an immaterial error related to the classification within other noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts within net gain from trading securities portfolio and net gains from Hilltop broker-dealer structured product and derivative activities have been corrected for consistency with the current period presentation.

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

	Year Ended December 31,
	2024	2023	2022
Increase (decrease) in fair value of derivatives during year:
PrimeLending	$11,365	$(7,097)	$(21,282)
Hilltop Broker-Dealers	(3,092)	(7,814)	16,405
Bank	(6)	65	46

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

Under each of its interest rate swap contracts designated as cash flow hedges, the Company receives a floating rate and pays a fixed rate on the outstanding notional amount. The Company assesses the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the derivative instruments are highly effective in offsetting the variability of the hedged cash flows or fair value, changes in the fair value of the derivatives designated as hedges of cash flows are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets, and changes in the fair value of the derivatives designated as hedges of fair value are included in current earnings. Although the Company has determined at the onset of the hedges that the derivative instruments will be highly effective hedges throughout the term of the contract, any portion of derivative instruments subsequently determined to be ineffective will be recognized in earnings.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Derivative positions are presented in the following table (in thousands).

	December 31, 2024		December 31, 2023
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$384,528	$2,942	$383,767	$7,734
Commitments to purchase MBSs	1,152,841	280	1,470,142	15,666
Commitments to sell MBSs	1,954,405	8,577	2,222,225	(17,870)
Interest rate swaps	32,000	1,088	33,500	(5,349)
Interest rate swaps back-to-back (asset) (1)	24,928	277	1,421	176
Interest rate swaps back-to-back (liability) (1)	24,928	(298)	1,421	(191)
U.S. Treasury bond futures and options (2)	119,200	—	306,200	430
Interest rate and other futures (2)	245,200	—	224,800	—
Credit default swaps	14,000	3	—	—
Warrants	—	—	866	820

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$285,000	$6,748	$410,000	$14,277
Interest rate swaps designated as fair value hedges (3)	354,471	36,914	325,193	34,799
(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at December 31, 2024 and 2023, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $376.5 million and $325.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $339.4 million and $290.2 million as of December 31, 2024 and 2023, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $37.1 million and $35.0 million as of December 31, 2024 and 2023, respectively.

The Bank and PrimeLending held aggregate cash collateral advances of $50.9 million and $51.8 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2024 and 2023, respectively. PrimeLending had advanced cash collateral totaling $14.7 million to offset net liability positions on its commitments to sell MBSs at December 31, 2023. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $4.9 million and $7.6 million on various derivative instruments at December 31, 2024 and 2023, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2024
Securities borrowed:
Institutional counterparties	$1,292,365	$—	$1,292,365	$(1,214,081)	$—	$78,284

Interest rate swaps:
Institutional counterparties	45,243	—	45,243	—	(44,155)	1,088

Credit default swaps:
Institutional counterparties	3	—	3	—	—	3

Reverse repurchase agreements:
Institutional counterparties	88,728	—	88,728	(86,371)	—	2,357

Forward MBS derivatives:
Institutional counterparties	14,719	—	14,719	(61)	(4,325)	10,333
	$1,441,058	$—	$1,441,058	$(1,300,513)	$(48,480)	$92,065
December 31, 2023
Securities borrowed:
Institutional counterparties	$1,406,937	$—	$1,406,937	$(1,332,856)	$—	$74,081

Interest rate swaps:
Institutional counterparties	49,253	—	49,253	—	(49,253)	—

Reverse repurchase agreements:
Institutional counterparties	80,011	—	80,011	(80,011)	—	—

Forward MBS derivatives:
Institutional counterparties	16,755	—	16,755	(194)	—	16,561

Treasury futures and options derivatives:
Institutional counterparties	430	—	430	—	—	430
	$1,553,386	$—	$1,553,386	$(1,413,061)	$(49,253)	$91,072

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2024
Securities loaned:
Institutional counterparties	$1,291,725	$—	$1,291,725	$(1,211,426)	$—	$80,299

Interest rate swaps:
Institutional counterparties	514	—	514	—	—	514

Repurchase agreements:
Institutional counterparties	198,174	—	198,174	(198,174)	—	—

Forward MBS derivatives:
Institutional counterparties	5,862	—	5,862	(61)	—	5,801
	$1,496,275	$—	$1,496,275	$(1,409,661)	$—	$86,614
December 31, 2023
Securities loaned:
Institutional counterparties	$1,371,896	$—	$1,371,896	$(1,296,828)	$—	$75,068

Interest rate swaps:
Institutional counterparties	5,349	—	5,349	(5,349)	—	—

Repurchase agreements:
Institutional counterparties	239,103	—	239,103	(239,103)	—	—

Forward MBS derivatives:
Institutional counterparties	18,958	—	18,958	(194)	(10,515)	8,249
	$1,635,306	$—	$1,635,306	$(1,541,474)	$(10,515)	$83,317

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2024 and 2023.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$117,847	$80,327	$—	$—	$198,174

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,291,673	—	—	—	1,291,673
Total	$1,409,572	$80,327	$—	$—	$1,489,899

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,489,899
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2023	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$8,389	$—	$—	$—	$8,389
Asset-backed securities	81,419	149,295	—	—	230,714

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,371,844	—	—	—	1,371,844
Total	$1,461,704	$149,295	$—	$—	$1,610,999

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,610,999
Amount related to agreements not included in offsetting disclosure above					$—

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2024	2023
Receivables:
Securities borrowed	$1,292,365	$1,406,937
Securities failed to deliver	16,045	28,120
Trades in process of settlement	125,736	123,722
Other	18,220	15,152
	$1,452,366	$1,573,931
Payables:
Securities loaned	$1,291,725	$1,371,896
Correspondents	17,025	33,286
Securities failed to receive	16,623	18,135
Other	6,529	7,417
	$1,331,902	$1,430,734

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

27. Segment and Related Information

The Company has two primary business units, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, the Company’s business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. These segments reflect the manner in which operations are managed and the criteria used by the chief operating decision maker (“CODM”), the Company’s President and Chief Executive Officer, to evaluate segment performance, develop strategy and allocate resources.

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

Year Ended December 31, 2024	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$682,921	$166,421	$55,628	$7,128	$(75,709)	$836,389
Interest expense (1)	310,375	117,479	72,495	19,966	(101,724)	418,591
Net interest income (expense)	372,546	48,942	(16,867)	(12,838)	26,015	417,798
Noninterest income	43,295	422,801	313,229	18,515	(26,884)	770,956
	$415,841	$471,743	$296,362	$5,677	$(869)	$1,188,754

Provision for (reversal of) loan losses	992	(51)	-	-	-	941

Non-variable compensation and benefits	130,974	133,638	109,573	38,159	-	412,344
Variable compensation (2)	-	153,062	121,720	23	-	274,805
Occupancy and equipment, net	43,765	18,569	21,172	8,393	(666)	91,233
Professional services	8,122	15,897	15,209	5,247	(38)	44,437
Other segment expense items (3)	50,093	87,117	62,414	11,288	(175)	210,737
	$232,954	$408,283	$330,088	$63,110	$(879)	$1,033,556

Income (loss) before taxes	$181,895	$63,511	$(33,726)	$(57,433)	$10	$154,257

Year Ended December 31, 2023	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$685,727	$166,934	$55,559	$7,098	$(76,943)	$838,375
Interest expense (1)	287,791	114,040	75,864	20,059	(126,226)	371,528
Net interest income (expense)	397,936	52,894	(20,305)	(12,961)	49,283	466,847
Noninterest income	45,830	403,538	316,840	12,887	(50,122)	728,973
	$443,766	$456,432	$296,535	$(74)	$(839)	$1,195,820

Provision for (reversal of) loan losses	18,525	(133)	-	-	-	18,392

Non-variable compensation and benefits	123,345	121,411	132,142	37,451	-	414,349
Variable compensation (2)	-	144,984	118,977	-	-	263,961
Occupancy and equipment, net	36,473	18,781	26,837	7,900	(665)	89,326
Professional services	12,008	16,502	14,102	6,488	-	49,100
Other segment expense items (3)	54,408	81,346	67,227	8,792	(200)	211,573
	$226,234	$383,024	$359,285	$60,631	$(865)	$1,028,309

Income (loss) before taxes	$199,007	$73,541	$(62,750)	$(60,705)	$26	$149,119

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Year Ended December 31, 2022	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$483,613	$112,502	$52,315	$6,914	$(64,228)	$591,116
Interest expense (1)	70,010	60,905	62,844	20,049	(81,667)	132,141
Net interest income (expense)	413,603	51,597	(10,529)	(13,135)	17,439	458,975
Noninterest income	49,307	341,943	452,915	7,525	(19,230)	832,460
	$462,910	$393,540	$442,386	$(5,610)	$(1,791)	$1,291,435

Provision for loan losses	8,250	59	-	-	-	8,309

Non-variable compensation and benefits	137,532	112,440	170,169	31,038	-	451,179
Variable compensation (2)	-	138,705	183,804	-	-	322,509
Occupancy and equipment, net	37,226	19,759	31,800	9,028	(698)	97,115
Professional services	9,823	15,607	13,141	9,924	-	48,495
Other segment expense items (3)	50,609	69,202	79,990	9,040	(1,140)	207,701
	$235,190	$355,713	$478,904	$59,030	$(1,838)	$1,126,999

Income (loss) before taxes	$219,470	$37,768	$(36,518)	$(64,640)	$47	$156,127
(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage commission and fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
December 31, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,354,407	$2,823,582	$1,010,727	$2,601,888	$(3,522,475)	$16,268,129

December 31, 2023
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,288,627	$2,929,296	$1,181,316	$2,543,057	$(3,475,300)	$16,466,996

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

28. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2024	2023	2022
Basic earnings per share:
Income attributable to Hilltop	$113,213	$109,646	$113,134

Weighted average shares outstanding - basic	65,036	65,043	70,434

Basic earnings per common share:	$1.74	$1.69	$1.61

Diluted earnings per share:
Income attributable to Hilltop	$113,213	$109,646	$113,134

Weighted average shares outstanding - basic	65,036	65,043	70,434
Effect of potentially dilutive securities	10	2	192
Weighted average shares outstanding - diluted	65,046	65,045	70,626

Diluted earnings per common share:	$1.74	$1.69	$1.60

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

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
Dividends from bank subsidiaries	$202,000	$105,000	$205,000
Dividends from nonbank subsidiaries	87,833	28,821	10,732
Investment income	7,128	7,098	6,914
Interest expense	19,966	20,059	20,049
Other income	18,515	12,887	7,525
General and administrative expense	63,111	60,631	59,030
Income before income taxes and equity in undistributed earnings of subsidiaries activity	232,399	73,116	151,092
Income tax benefit	(12,409)	(8,596)	(13,124)
Equity in undistributed earnings of subsidiaries	(121,598)	36,267	(44,922)
Net income	$123,210	$117,979	$119,294
Other comprehensive income (loss), net	10,008	12,026	(123,312)
Comprehensive income (loss)	$133,218	$130,005	$(4,018)

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Combined Balance Sheets

	December 31,
	2024	2023	2022
Assets:
Cash and cash equivalents	$466,738	$245,696	$205,887
Available for sale securities	29,816	24,418	—
Loans held for investment, net of unearned income	—	10,858	9,181
Investment in subsidiaries:
Bank subsidiaries	1,469,491	1,549,450	1,533,491
Nonbank subsidiaries	420,685	457,675	427,516
Other assets	215,158	254,960	289,438
Total assets	$2,601,888	$2,543,057	$2,465,513
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$20,845	$26,658	$34,569
Notes payable	364,819	367,861	370,823
Stockholders’ equity	2,216,224	2,148,538	2,060,121
Total liabilities and stockholders’ equity	$2,601,888	$2,543,057	$2,465,513

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$123,210	$117,979	$119,294
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	121,598	(36,267)	44,922
Deferred income taxes	1,705	2,716	1,064
Other, net	2,042	21,473	(981)
Net cash provided by operating activities	248,555	105,901	164,299

Investing Activities:
Repayment of advances to/investments in nonbank subsidiaries	21,269	15,000	15,000
Purchases of securities available for sale	—	(11,696)	—
Purchases of equity investments (including merchant banking investments)	(7,725)	(19,914)	(20,006)
Purchases of premises and equipment and other	(837)	(2,423)	(1,015)
Proceeds from sales of securities available for sale	4,701	—	—
Proceeds from sales/disposition of equity investments	9,654	—	4,000
Net change in loans held for investment	11,351	—	—
Net cash provided by (used in) investing activities	38,413	(19,033)	(2,021)

Financing Activities:
Payments to repurchase common stock	(19,864)	(5,100)	(442,336)
Dividends paid on common stock	(44,257)	(41,604)	(42,963)
Net cash contributed from (to) noncontrolling interest	(937)	832	(918)
Other, net	(868)	(1,187)	(1,434)
Net cash used in financing activities	(65,926)	(47,059)	(487,651)

Net change in cash and cash equivalents	221,042	39,809	(325,373)
Cash and cash equivalents, beginning of year	245,696	205,887	531,260
Cash and cash equivalents, end of year	$466,738	$245,696	$205,887

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

30. Subsequent Event

On January 27, 2025, the Company announced that its merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc. The Company has an approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc. The closing of the transaction, which is expected to occur in the first quarter of 2025, is subject to customary closing conditions.

31. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2024
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$208,590	$211,042	$207,143	$209,614	$836,389
Interest expense	103,106	105,999	103,493	105,993	418,591
Net interest income	105,484	105,043	103,650	103,621	417,798
Provision for (reversal of) credit losses	(5,852)	(1,270)	10,934	(2,871)	941
Noninterest income	195,590	200,443	193,305	181,618	770,956
Noninterest expense	262,757	264,312	256,464	250,023	1,033,556
Income before income taxes	44,169	42,444	29,557	38,087	154,257
Income tax expense	6,285	9,539	6,658	8,565	31,047
Net income	37,884	32,905	22,899	29,522	123,210
Less: Net income attributable to noncontrolling interest	2,365	3,212	2,566	1,854	9,997
Income attributable to Hilltop	$35,519	$29,693	$20,333	$27,668	$113,213

Earnings per common share:
Basic:	$0.55	$0.46	$0.31	$0.42	$1.74
Diluted:	$0.55	$0.46	$0.31	$0.42	$1.74

Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.17	$0.68

	Year Ended December 31, 2023
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$216,767	$216,755	$213,426	$191,427	$838,375
Interest expense	105,541	101,105	95,160	69,722	371,528
Net interest income	111,226	115,650	118,266	121,705	466,847
Provision for (reversal of) credit losses	1,265	(40)	14,836	2,331	18,392
Noninterest income	178,978	196,849	190,652	162,494	728,973
Noninterest expense	250,845	260,017	266,977	250,470	1,028,309
Income before income taxes	38,094	52,522	27,105	31,398	149,119
Income tax expense	7,132	13,211	7,167	3,630	31,140
Net income	30,962	39,311	19,938	27,768	117,979
Less: Net income attributable to noncontrolling interest	2,291	2,269	1,805	1,968	8,333
Income attributable to Hilltop	$28,671	$37,042	$18,133	$25,800	$109,646

Earnings per common share:
Basic:	$0.44	$0.57	$0.28	$0.40	$1.69
Diluted:	$0.44	$0.57	$0.28	$0.40	$1.69

Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.64