Form 10-Q
period 2025-03-31
Hilltop Holdings Inc.
filed 2025-04-28
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant's common stock outstanding at April 25, 2025 was 64,155,154.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$1,702,623	$2,298,977
Federal funds sold	650	650
Assets segregated for regulatory purposes	88,451	70,963
Securities purchased under agreements to resell	99,099	88,728
Securities:
Trading, at fair value	647,158	524,916
Available for sale, at fair value, net (amortized cost of $1,492,604 and $1,498,415, respectively)	1,405,170	1,396,549
Held to maturity, at amortized cost, net (fair value of $687,469 and $649,872, respectively)	762,369	737,899
Equity, at fair value	286	297
	2,814,983	2,659,661

Loans held for sale	818,328	858,665
Loans held for investment, net of unearned income	7,966,777	7,950,551
Allowance for credit losses	(106,197)	(101,116)
Loans held for investment, net	7,860,580	7,849,435

Broker-dealer and clearing organization receivables	1,450,077	1,452,366
Premises and equipment, net	143,957	148,245
Operating lease right-of-use assets	93,451	90,563
Mortgage servicing rights	6,903	5,723
Other assets	459,774	470,073
Goodwill	267,447	267,447
Other intangible assets, net	6,376	6,633
Total assets	$15,812,699	$16,268,129

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,859,828	$2,768,707
Interest-bearing	7,972,138	8,296,615
Total deposits	10,831,966	11,065,322

Broker-dealer and clearing organization payables	1,446,886	1,331,902
Short-term borrowings	705,008	834,023
Securities sold, not yet purchased, at fair value	63,171	57,234
Notes payable	198,043	347,667
Operating lease liabilities	110,815	109,103
Other liabilities	227,988	304,566
Total liabilities	13,583,877	14,049,817
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 64,154,443 and 64,967,984 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	642	650
Additional paid-in capital	1,037,138	1,052,219
Accumulated other comprehensive loss	(100,654)	(111,497)
Retained earnings	1,262,586	1,248,593
Total Hilltop stockholders' equity	2,199,712	2,189,965
Noncontrolling interests	29,110	28,347
Total stockholders' equity	2,228,822	2,218,312
Total liabilities and stockholders' equity	$15,812,699	$16,268,129

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans, including fees	$124,692	$134,331
Securities borrowed	15,809	20,561
Securities:
Taxable	24,782	26,241
Tax-exempt	2,613	2,415
Other	24,903	26,066
Total interest income	192,799	209,614

Interest expense:
Deposits	60,051	69,144
Securities loaned	14,736	19,039
Short-term borrowings	8,103	11,588
Notes payable	3,653	3,590
Other	1,139	2,632
Total interest expense	87,682	105,993

Net interest income	105,117	103,621
Provision for (reversal of) credit losses	9,338	(2,871)
Net interest income after provision for (reversal of) credit losses	95,779	106,492

Noninterest income:
Net gains from sale of loans and other mortgage production income	45,281	40,197
Mortgage loan origination fees	22,451	26,438
Securities commissions and fees	33,728	30,373
Investment and securities advisory fees and commissions	36,628	30,226
Other	75,252	54,384
Total noninterest income	213,340	181,618

Noninterest expense:
Employees' compensation and benefits	176,240	165,830
Occupancy and equipment, net	19,782	21,912
Professional services	4,114	9,731
Other	51,337	52,550
Total noninterest expense	251,473	250,023

Income before income taxes	57,646	38,087
Income tax expense	13,114	8,565
Net income	44,532	29,522
Less: Net income attributable to noncontrolling interest	2,416	1,854
Income attributable to Hilltop	$42,116	$27,668

Earnings per common share:
Basic	$0.65	$0.42
Diluted	$0.65	$0.42

Weighted average share information:
Basic	64,613	65,200
Diluted	64,615	65,214

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$44,532	$29,522
Other comprehensive income (loss):
Change in fair value of cash flow and fair value hedges, net taxes of $(465) and $94, respectively	(1,581)	541
Net unrealized gains (losses) on securities available for sale, net taxes of $3,291 and $477, respectively	11,140	(86)
Reclassification adjustment for gains included in net income, net taxes of $0 and $34, respectively	—	114
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $386 and $400, respectively	1,284	1,330
Comprehensive income	55,375	31,421
Less: comprehensive income attributable to noncontrolling interest	2,416	1,854

Comprehensive income applicable to Hilltop	$52,959	$29,567

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	27,668	—	—	—	27,668	1,854	29,522
Other comprehensive income	—	—	—	1,899	—	—	—	—	1,899	—	1,899
Stock-based compensation expense	—	—	2,940	—	—	—	—	—	2,940	—	2,940
Common stock issued to board members	4	—	121	—	—	—	—	—	121	—	121
Issuance of common stock related to share-based awards, net	430	4	(2,755)	—	—	—	—	—	(2,751)	—	(2,751)
Repurchases of common stock	(320)	(3)	(5,137)	—	(4,801)	—	—	—	(9,941)	—	(9,941)
Dividends on common stock ($0.17 per share)	—	—	—	—	(11,076)	—	—	—	(11,076)	—	(11,076)
Deferred compensation plan	—	—	—	—	—	(113)	(5)	150	37	—	37
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,650)	(1,650)
Balance, March 31, 2024	65,267	$653	$1,049,831	$(119,606)	$1,201,013	$115	5	$(142)	$2,131,864	$27,566	$2,159,430

Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$—	—	$—	$2,189,965	$28,347	$2,218,312
Net income	—	—	—	—	42,116	—	—	—	42,116	2,416	44,532
Other comprehensive income	—	—	—	10,843	—	—	—	—	10,843	—	10,843
Stock-based compensation expense	—	—	3,610	—	—	—	—	—	3,610	—	3,610
Common stock issued to board members	4	—	121	—	—	—	—	—	121	—	121
Issuance of common stock related to share-based awards, net	229	2	(2,015)	—	—	—	—	—	(2,013)	—	(2,013)
Repurchases of common stock	(1,047)	(10)	(16,797)	—	(16,474)	—	—	—	(33,281)	—	(33,281)
Dividends on common stock ($0.18 per share)	—	—	—	—	(11,649)	—	—	—	(11,649)	—	(11,649)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,653)	(1,653)
Balance, March 31, 2025	64,154	$642	$1,037,138	$(100,654)	$1,262,586	$—	—	$—	$2,199,712	$29,110	$2,228,822

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$44,532	$29,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	9,338	(2,871)
Depreciation, amortization and accretion, net	4,606	5,026
Net change in fair value of equity securities	11	—
Equity in earnings of merchant banking subsidiaries	(42,705)	(2,125)
Deferred income taxes	2,400	1,871
Other, net	3,308	145
Net change in securities purchased under agreements to resell	(10,371)	(11,597)
Net change in trading securities	(96,826)	(141,709)
Net change in broker-dealer and clearing organization receivables	41,784	111,867
Net change in other assets	6,316	5,401
Net change in broker-dealer and clearing organization payables	112,058	15,861
Net change in other liabilities	(79,627)	(97,251)
Net change in securities sold, not yet purchased	5,937	25,690
Change in valuation of mortgage servicing rights asset	586	4,383
Net gains from sales of loans	(45,281)	(40,197)
Loans originated for sale	(2,105,473)	(1,951,478)
Proceeds from loans sold	2,155,244	2,118,309
Net cash provided by operating activities	5,837	70,847
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	17,998	23,513
Proceeds from sales, maturities and principal reductions of securities available for sale	51,148	46,538
Proceeds from sales, maturities and principal reductions of equity securities	—	1,333
Purchases of securities held to maturity	(41,120)	—
Purchases of securities available for sale	(38,522)	(24,039)
Net change in loans held for investment	(63,775)	(31,472)
Purchases of premises and equipment and other assets	(797)	(2,443)
Proceeds from sales and distributions of premises and equipment and other assets	48,231	2,121
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(25)	(22)
Net cash provided by (used in) investing activities	(26,862)	15,529
Financing Activities
Net change in deposits	(230,430)	(189,229)
Net change in short-term borrowings	(141,748)	(6,811)
Proceeds from long-term borrowings	260,157	—
Payments on long-term borrowings	(397,079)	—
Payments to repurchase common stock	(33,281)	(9,941)
Dividends paid on common stock	(11,649)	(11,076)
Net cash distributed to noncontrolling interest	(1,653)	(1,650)
Other, net	(2,158)	(2,981)
Net cash used in financing activities	(557,841)	(221,688)

Net change in cash, cash equivalents and restricted cash	(578,866)	(135,312)
Cash, cash equivalents and restricted cash, beginning of period	2,370,590	1,916,745
Cash, cash equivalents and restricted cash, end of period	$1,791,724	$1,781,433

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,702,623	$1,710,066
Federal funds sold	650	650
Assets segregated for regulatory purposes	88,451	70,717
Total cash, cash equivalents and restricted cash	$1,791,724	$1,781,433
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$87,763	$109,119
Cash paid (received) for income taxes, net of refunds	$(623)	$369
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$4,842	$2,766
Transfer of loans held for investment to loans held for sale	$—	$31,551
Additions to mortgage servicing rights	$1,766	$3,312

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly-owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Momentum Independent Network Inc. (“Momentum Independent Network” and collectively with Hilltop Securities, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) and a member of the New York Stock Exchange (“NYSE”). Momentum Independent Network is an introducing broker-

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

dealer that is also registered with the SEC and FINRA. Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). These entities are related to the Hilltop Plaza investment discussed in detail in Note 17 to the consolidated financial statements included in the Company’s 2024 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

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

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2024 Form 10-K.

Revision of Previously Issued Financial Statements

During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts have been corrected for consistency with the current period presentation. The Company assessed the materiality of this error and change in presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” Based on this assessment, the Company concluded that previously issued financial statements were not materially misstated based upon overall considerations of both quantitative and qualitative factors. The revisions had no impact on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Comprehensive Income or Consolidated Statements of Changes in Stockholders’ Equity within these financial statements, or within previously filed financial statements. Further, the revisions did not result in a change in quarterly or year-to-date net income, basic or diluted earnings per share, or regulatory capital ratios. Accordingly, the Company corrected the immaterial error for the previously reported three months ended March 31, 2024 in this Quarterly Report on Form 10-Q. The following table presents the impact of the revisions of the previously filed financial statements for the three months ended March 31, 2024 to correct for prior period immaterial errors (in thousands).

	Three Months Ended March 31, 2024
	(unaudited)
	As previously	Impact of
	reported	Revision	As adjusted
Noninterest income:
Securities commission and fees	$35,557	$(5,184)	$30,373
Other	49,200	5,184	54,384

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2025 and December 31, 2024, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $722.6 million and $809.8 million, respectively, and the unpaid principal balance of those loans was $708.8 million and $803.0 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs, as further described in Note 3 to the consolidated financial statements included in the Company’s 2024 Form 10-K. Those inputs include quotes from mortgage loan investors and derivatives dealers and data from independent pricing services. The fair value of loans held for sale is determined using an exit price method.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2025	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,531	$637,961	$666	$647,158
Available for sale securities	—	1,374,616	30,554	1,405,170
Equity securities	286	—	—	286
Loans held for sale	—	736,210	45,360	781,570
Derivative assets	—	65,421	—	65,421
MSR asset	—	—	6,903	6,903
Equity investments	—	—	21,260	21,260
Securities sold, not yet purchased	63,105	66	—	63,171
Derivative liabilities	—	13,607	—	13,607

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$11,001	$510,585	$3,330	$524,916
Available for sale securities	—	1,366,733	29,816	1,396,549
Equity securities	297	—	—	297
Loans held for sale	—	761,125	48,657	809,782
Derivative assets	—	67,821	—	67,821
MSR asset	—	—	5,723	5,723
Equity investments	—	—	22,015	22,015
Securities sold, not yet purchased	52,637	4,597	—	57,234
Derivative liabilities	—	11,290	—	11,290

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three Months Ended March 31, 2025
Trading securities	$3,330	$637	$(3,442)	$—	$141	$—	$666
Available for sale securities	29,816	—	—	—	738	—	30,554
Loans held for sale	48,657	4,406	(6,734)	—	(969)	—	45,360
MSR asset	5,723	1,766	—	—	(586)	—	6,903
Equity investments	22,015	—	(7,448)	—	6,693	—	21,260
Total	$109,541	$6,809	$(17,624)	$—	$6,017	$—	$104,743

Three Months Ended March 31, 2024
Available for sale securities	$24,418	$—	$(4,702)	$—	$635	$463	$20,814
Loans held for sale	38,036	25,342	(6,076)	—	(5,507)	—	51,795
Loans held for investment	10,858	—	—	—	353	—	11,211
Derivative assets	820	—	—	—	—	—	820
MSR asset	96,662	3,312	—	—	(4,383)	—	95,591
Equity investments	19,540	—	—	—	—	—	19,540
Total	$190,334	$28,654	$(10,778)	$—	$(8,902)	$463	$199,771

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2025.

For material Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	March 31, 2025				December 31, 2024
Trading securities	$666	Discounted cash flow	Prepayment rate	—	-	12%	(5%)	10	-	12%	(11%)

Available for sale securities	24,257	Discounted cash flow	Discount rate	12.88	-	14.25%		12.75	-	14.00%
	6,297	Recent transaction	Recent transaction

Loans held for sale	45,360	Market comparable	Projected price	78	-	94%	(92%)	78	-	95%	(93%)

MSR asset	6,903	Discounted cash flow	Constant prepayment rate			10.53%				10.10%
			Discount rate			15.19%				14.89%

Equity investments	19,785	Market comparable	Market multiple			13.0x				12.5x
		Discounted cash flow	Discount rate			13.50%
	—	Market comparable	Market multiple					2.0x	-	5.4x
	1,475	Recent transaction	Recent transaction

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The fair value of certain trading securities are measured using Level 3 inputs. Periodically, the Bank acquires certain government guaranteed loans under Small Business Administration (“SBA”) lending programs which are later securitized into separate securities (“SBA Loans”), including SBA pools and interest only (“IO”) strips. The IO strips are reported at fair value using Level 3 inputs based upon projecting cash flows, which are then discounted to estimate the fair value. Prepayment rates are the most significant unobservable input.

The fair value of certain available for sale securities and loans held for investment, prior to the sale of such instruments, held by the Company’s merchant bank subsidiary are measured, under the provisions of the Fair Value Option, using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

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

The Company has elected to measure certain equity investments, prior to the sale of a single financial instrument during the first quarter of 2025, held by the Company’s merchant bank subsidiary under the provisions of the Fair Value Option using Level 3 inputs to mitigate volatility in reported earnings changes in fair value and better align with merchant bank investment strategy. Changes in fair value are reported within other noninterest income in the accompanying consolidated statements of operations.

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

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$7,142	$—	$7,142	$(11,316)	$—	$(11,316)
Loans held for investment	—	—	—	94	—	94
MSR asset	(586)	—	(586)	(4,383)	—	(4,383)
Equity investment	—	245	245	—	—	—

Financial Assets Measured at Fair Value on a Non-Recurring Basis

Real estate acquired through foreclosure (“OREO”) is recorded at the time of each property’s respective acquisition date using management’s estimate of fair value. The Company determines fair value primarily using independent appraisals of OREO properties, less estimated cost to sell. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The resulting fair value measurements are classified as Level 2 inputs. At March 31, 2025 and December 31, 2024, the estimated fair value of OREO was $7.7 million and $2.8 million, respectively, and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded no gains or losses during the three months ended March 31, 2025 and a total gain of $0.2 million during the three months ended March 31, 2024, which represent a change in fair value subsequent to initial recognition of the asset.

Financial Assets and Liabilities Not Measured at Fair Value on Recurring or Non-Recurring Basis

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 3 to the consolidated financial statements included in the Company’s 2024 Form 10-K.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2025	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,703,273	$1,703,273	$—	$—	$1,703,273
Assets segregated for regulatory purposes	88,451	88,451	—	—	88,451
Securities purchased under agreements to resell	99,099	—	99,099	—	99,099
Held to maturity securities	762,369	—	687,469	—	687,469
Loans held for sale	36,757	—	4,325	33,600	37,925
Loans held for investment, net	7,860,580	—	324,223	7,616,707	7,940,930
Broker-dealer and clearing organization receivables	1,450,077	—	1,450,077	—	1,450,077
Other assets	71,117	—	71,117	—	71,117

Financial liabilities:
Deposits	10,831,966	—	10,826,773	—	10,826,773
Broker-dealer and clearing organization payables	1,446,886	—	1,446,886	—	1,446,886
Short-term borrowings	705,008	—	705,008	—	705,008
Debt	198,043	—	187,183	—	187,183
Other liabilities	17,062	—	17,062	—	17,062

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2024	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,299,627	$2,299,627	$—	$—	$2,299,627
Assets segregated for regulatory purposes	70,963	70,963	—	—	70,963
Securities purchased under agreements to resell	88,728	—	88,728	—	88,728
Held to maturity securities	737,899	—	649,872	—	649,872
Loans held for sale	48,883	—	1,436	49,435	50,871
Loans held for investment, net	7,849,435	—	363,718	7,572,849	7,936,567
Broker-dealer and clearing organization receivables	1,452,366	—	1,452,366	—	1,452,366
Other assets	69,545	—	69,545	—	69,545

Financial liabilities:
Deposits	11,065,322	—	11,058,234	—	11,058,234
Broker-dealer and clearing organization payables	1,331,902	—	1,331,902	—	1,331,902
Short-term borrowings	834,023	—	834,023	—	834,023
Debt	347,667	—	331,965	—	331,965
Other liabilities	16,779	—	16,779	—	16,779

The Company held equity investments other than securities of $28.3 million and $32.9 million at March 31, 2025 and December 31, 2024, respectively, which are included within other assets in the consolidated balance sheets. Of the $28.3

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

million of such equity investments held at March 31, 2025, $2.0 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$1,979	$6,608
Impairments and downward adjustments	(21)	—
Balance, end of period	$1,958	$6,608

Merchant Bank Transaction

In January 2025, the Company’s merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the noted transaction to sell the operations associated with our approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. The Company’s aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. A preliminary pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on the Company’s aggregate interest in Moser Holdings, LLC as a component of other noninterest income within the consolidated statements of operations. The preliminary gain is subject to change given customary post-closing adjustments, changes in the market value of the stock consideration included in transaction given certain restrictions, and liquidation of Moser Holdings, LLC.

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2025	2024
U.S. Treasury securities	$—	$2,553
U.S. government agencies:
Bonds	20,735	9,984
Residential mortgage-backed securities	149,393	35,440
Collateralized mortgage obligations	115,415	125,515
Other	1,468	19,877
Corporate debt securities	43,821	60,594
States and political subdivisions	289,923	244,076
Private-label securitized product	14,202	16,208
Other	12,201	10,669
Totals	$647,158	$524,916

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $63.2 million and $57.2 million at March 31, 2025 and December 31, 2024, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,993	$—	$(178)	$4,815
U.S. government agencies:
Bonds	103,867	220	(574)	103,513
Residential mortgage-backed securities	391,408	374	(31,533)	360,249
Commercial mortgage-backed securities	223,141	345	(6,088)	217,398
Collateralized mortgage obligations	704,906	374	(46,641)	658,639
Corporate debt securities	30,877	215	(538)	30,554
States and political subdivisions	33,412	7	(3,417)	30,002
Totals	$1,492,604	$1,535	$(88,969)	$1,405,170

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,991	$—	$(229)	$4,762
U.S. government agencies:
Bonds	112,293	214	(639)	111,868
Residential mortgage-backed securities	379,651	35	(38,500)	341,186
Commercial mortgage-backed securities	226,326	161	(6,160)	220,327
Collateralized mortgage obligations	710,663	328	(53,391)	657,600
Corporate debt securities	30,139	215	(538)	29,816
States and political subdivisions	34,352	10	(3,372)	30,990
Totals	$1,498,415	$963	$(102,829)	$1,396,549

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2025	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$250,486	$—	$(25,092)	$225,394
Commercial mortgage-backed securities	156,646	201	(8,651)	148,196
Collateralized mortgage obligations	278,144	82	(33,396)	244,830
States and political subdivisions	77,093	20	(8,064)	69,049
Totals	$762,369	$303	$(75,203)	$687,469

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$255,880	$—	$(31,621)	$224,259
Commercial mortgage-backed securities	147,696	—	(10,688)	137,008
Collateralized mortgage obligations	257,230	—	(38,269)	218,961
States and political subdivisions	77,093	32	(7,481)	69,644
Totals	$737,899	$32	$(88,059)	$649,872

Additionally, the Company had unrealized net gains of $0.2 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively, from equity securities with fair values of $0.3 million and $0.3 million held at March 31, 2025 and December 31, 2024, respectively. The Company recognized nominal net losses during the three months ended March 31, 2025 and 2024, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2025, the Company recorded no sales of equity securities, while during the three months ended March 31, 2024, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,815	178	1	4,762	229
	1	4,815	178	1	4,762	229
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	26,251	7	5	32,699	54
Unrealized loss for twelve months or longer	14	60,835	567	14	63,719	585
	18	87,086	574	19	96,418	639
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	3	14,861	63	20	56,122	1,384
Unrealized loss for twelve months or longer	120	284,177	31,470	107	283,691	37,116
	123	299,038	31,533	127	339,813	38,500
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	29,906	53	3	34,539	70
Unrealized loss for twelve months or longer	18	189,452	6,035	20	197,203	6,090
	20	219,358	6,088	23	231,742	6,160
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	11,679	10	2	9,944	146
Unrealized loss for twelve months or longer	133	617,751	46,631	132	629,089	53,245
	134	629,430	46,641	134	639,033	53,391
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	1	9,271	538
Unrealized loss for twelve months or longer	1	9,385	538	—	—	—
	1	9,385	538	1	9,271	538
States and political subdivisions:
Unrealized loss for less than twelve months	5	2,411	12	4	1,919	9
Unrealized loss for twelve months or longer	48	23,713	3,405	52	24,916	3,363
	53	26,124	3,417	56	26,835	3,372
Total available for sale:
Unrealized loss for less than twelve months	15	85,108	145	35	144,494	2,201
Unrealized loss for twelve months or longer	335	1,190,128	88,824	326	1,203,380	100,628
	350	$1,275,236	$88,969	361	$1,347,874	$102,829

	March 31, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	45	225,394	25,092	45	224,258	31,621
	45	225,394	25,092	45	224,258	31,621
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	25	133,673	8,651	26	137,009	10,688
	25	133,673	8,651	26	137,009	10,688
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	1	14,943	12	—	—	—
Unrealized loss for twelve months or longer	53	218,121	33,384	53	218,961	38,269
	54	233,064	33,396	53	218,961	38,269
States and political subdivisions:
Unrealized loss for less than twelve months	8	5,374	78	8	4,305	24
Unrealized loss for twelve months or longer	169	61,585	7,986	169	62,113	7,457
	177	66,959	8,064	177	66,418	7,481
Total held to maturity:
Unrealized loss for less than twelve months	9	20,317	90	8	4,305	24
Unrealized loss for twelve months or longer	292	638,773	75,113	293	642,341	88,035
	301	$659,090	$75,203	301	$646,646	$88,059

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2025 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$6,661	$6,650	$—	$—
Due after one year through five years	75,234	74,725	4,782	4,516
Due after five years through ten years	49,239	48,009	51,621	46,926
Due after ten years	42,015	39,500	20,690	17,607
	173,149	168,884	77,093	69,049

Residential mortgage-backed securities	391,408	360,249	250,486	225,394
Commercial mortgage-backed securities	223,141	217,398	156,646	148,196
Collateralized mortgage obligations	704,906	658,639	278,144	244,830
	$1,492,604	$1,405,170	$762,369	$687,469

The Company recognized net gains of $7.8 million and $7.6 million from its trading portfolio during the three months ended March 31, 2025 and 2024, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $9.6 million and $32.7 million during the three months ended March 31, 2025 and 2024, respectively. The Company had no other realized gains and losses on securities during the three months ended March 31, 2025 and 2024. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $605.6 million and $563.9 million (with a fair value of $562.9 million and $520.0 million, respectively) at March 31, 2025 and December 31, 2024, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at March 31, 2025 and December 31, 2024.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$1,938,960	$1,921,691
Owner occupied	1,446,177	1,435,945
Commercial and industrial	1,499,982	1,541,940
Construction and land development	889,941	866,245
1-4 family residential	1,840,008	1,792,602
Consumer	27,486	28,410
Broker-dealer (1)	324,223	363,718
	7,966,777	7,950,551
Allowance for credit losses	(106,197)	(101,116)
Total loans held for investment, net of allowance	$7,860,580	$7,849,435
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
March 31, 2025	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$3,994	$3,691	$862	$8,547	$1,930,413	$1,938,960	$—
Owner occupied	6,352	927	3,956	11,235	1,434,942	1,446,177	—
Commercial and industrial	1,498	2,746	24,530	28,774	1,471,208	1,499,982	—
Construction and land development	6,955	111	2,600	9,666	880,275	889,941	—
1-4 family residential	9,342	1,415	5,865	16,622	1,823,386	1,840,008	—
Consumer	98	10	—	108	27,378	27,486	—
Broker-dealer	—	—	—	—	324,223	324,223	—
	$28,239	$8,900	$37,813	$74,952	$7,891,825	$7,966,777	$—

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,095	$361	$5,012	$6,468	$1,915,223	$1,921,691	$—
Owner occupied	3,549	124	3,869	7,542	1,428,403	1,435,945	—
Commercial and industrial	2,488	7,179	23,101	32,768	1,509,172	1,541,940	43
Construction and land development	3,329	—	2,484	5,813	860,432	866,245	—
1-4 family residential	8,404	1,387	3,892	13,683	1,778,919	1,792,602	—
Consumer	174	1	—	175	28,235	28,410	—
Broker-dealer	—	—	—	—	363,718	363,718	—
	$19,039	$9,052	$38,358	$66,449	$7,884,102	$7,950,551	$43

In addition to the loans shown in the tables above, PrimeLending had $24.1 million and $22.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $24.9 million and $22.9 million, respectively) that were 90 days past due and accruing interest at March 31, 2025 and December 31, 2024, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	March 31, 2025			December 31, 2024			Interest Income Recognized
	With	With No		With	With No		Three Months Ended March 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2025	2024
Commercial real estate:
Non-owner occupied	$376	$3,865	$4,241	$396	$6,770	$7,166	$54	$1,194
Owner occupied	638	5,897	6,535	4,434	1,658	6,092	—	93
Commercial and industrial	42,147	9,840	51,987	29,914	29,111	59,025	107	102
Construction and land development	198	2,860	3,058	475	2,330	2,805	3	42
1-4 family residential	1,560	9,633	11,193	1,526	7,804	9,330	227	493
Consumer	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—
	$44,919	$32,095	$77,014	$36,745	$47,673	$84,418	$391	$1,924

At March 31, 2025 and December 31, 2024, $4.5 million and $3.7 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis decreased from December 31, 2024 to March 31, 2025 by $7.4 million. The change in non-accrual loans was primarily due to decreases in commercial and industrial loans of $7.0 million and commercial real estate non-owner occupied loans of $2.9 million, partially offset by an increase in 1-4 family residential loans of $1.9 million. The decrease in commercial and industrial loans in non-accrual status since December 31, 2024 was primarily due to principal paydowns and the reclassification of a single non-accrual loan from commercial and industrial loans to commercial real estate non-owner occupied loans. The decrease in commercial real estate non-owner occupied loans in non-accrual status since December 31, 2024 was primarily due to the foreclosure of two properties within the office and multi-family industry subsector, partially offset by the addition of loans with an aggregate loan balance of $2.2 million. The increase in 1-4 family residential loans in non-accrual status since December 31, 2024 was primarily due to the addition of loans with an aggregate loan balance of $2.0 million, partially offset by principal paydowns.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended March 31, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$2,255	$—	$—	$—	0.1%
Owner occupied	—	3,501	—	—	—	0.2%
Commercial and industrial	—	865	—	—	437	0.1%
Construction and land development	—	350	—	—	—	0.0%
1-4 family residential	—	111	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$7,082	$—	$—	$437	0.1%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended March 31, 2024	Reduction	Extension	Forgiveness	Delay	Payment Delay	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	491	—	3,882	—	0.3%
Commercial and industrial	—	16,797	—	166	—	1.1%
Construction and land development	—	223	—	1,729	—	0.2%
1-4 family residential	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$17,511	$—	$5,777	$—	0.3%

As shown in the table above, loans modified for borrowers experiencing financial difficulty during three months ended March 31, 2024 included a term extension modification for a single loan of $13 million in the auto note financing subsector within the commercial and industrial loan portfolio.

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
March 31, 2025	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$344
Owner occupied	77	—	—	77	77
Commercial and industrial	256	2,393	1,303	3,952	25,945
Construction and land development	—	—	—	—	—
1-4 family residential	141	—	—	141	25
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$474	$2,393	$1,303	$4,170	$26,391

	Modified Loans Past Due			Total Modified	Modified
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$361	$—	$361	$361
Owner occupied	86	—	8	94	94
Commercial and industrial	752	—	—	752	31,686
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	26
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$838	$361	$8	$1,207	$32,167

The above tables that present aging and non-accrual details exclude $3.2 million and $1.7 million of commercial and industrial loans that were modified and subsequently charged-off during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	11	—%	—
Owner occupied	—%	10	—%	14
Commercial and industrial	1.3%	17	—%	11
Construction and land development	—%	8	—%	15
1-4 family residential	—%	6	—%	—
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	1.3%	11	—%	11

Credit Risk Profile

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, and (iv) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss. There have been no changes to the risk rating internal grades utilized for commercial loans as described in detail in Note 5 to the consolidated financial statements in the Company’s 2024 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year							Loans
						2020 and		Converted to
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$22,642	$7,497	$4,852	$40,932	$78,210	$7,668	$2	$—	$161,803
Internal Grade 4-7 (Pass normal risk)	61,018	273,552	79,410	212,658	266,511	131,579	9,965	15,793	1,050,486
Internal Grade 8-11 (Pass high risk and watch)	61,727	98,194	130,249	170,901	46,121	120,859	28,496	1,168	657,715
Internal Grade 12 (Special mention)	—	—	—	—	17,052	—	—	—	17,052
Internal Grade 13 (Substandard accrual)	—	16,952	1,874	7,502	20,774	561	—	—	47,663
Internal Grade 14 (Substandard non-accrual)	—	344	759	1,296	1,406	436	—	—	4,241
Current period gross charge-offs	—	918	—	—	—	—	—	—	918

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$8,332	$31,271	$32,385	$12,331	$20,550	$64,082	$7,783	$11,922	$188,656
Internal Grade 4-7 (Pass normal risk)	39,198	122,591	99,963	111,421	180,728	210,082	26,849	9,026	799,858
Internal Grade 8-11 (Pass high risk and watch)	19,142	61,418	38,448	94,182	54,619	110,317	10,947	505	389,578
Internal Grade 12 (Special mention)	—	2,459	934	19,558	—	—	—	—	22,951
Internal Grade 13 (Substandard accrual)	1,480	8,829	1,014	7,371	9,460	10,445	—	—	38,599
Internal Grade 14 (Substandard non-accrual)	—	1,242	—	423	583	4,287	—	—	6,535
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$6,014	$38,840	$9,926	$7,929	$12,808	$3,075	$26,580	$—	$105,172
Internal Grade 4-7 (Pass normal risk)	45,447	70,973	22,355	48,035	49,328	32,734	289,111	8,694	566,677
Internal Grade 8-11 (Pass high risk and watch)	35,676	112,705	47,415	43,080	32,720	16,415	194,869	4,148	487,028
Internal Grade 12 (Special mention)	—	32,264	28	—	—	1,295	216	—	33,803
Internal Grade 13 (Substandard accrual)	—	5,436	227	2,261	3,279	1,102	4,742	5,121	22,168
Internal Grade 14 (Substandard non-accrual)	—	11,529	7,629	7,217	1,689	147	2,107	21,669	51,987
Current period gross charge-offs	—	117	156	—	—	—	2,079	1,080	3,432

Construction and land development
Internal Grade 1-3 (Pass low risk)	$3,433	$4,044	$—	$2,676	$834	$113	$—	$—	$11,100
Internal Grade 4-7 (Pass normal risk)	52,046	193,589	148,944	64,818	8,405	7,595	8,089	—	483,486
Internal Grade 8-11 (Pass high risk and watch)	42,110	178,509	106,291	24,125	5,702	3,304	5,413	—	365,454
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	1,546	8,771	1,343	149	—	—	—	—	11,809
Internal Grade 14 (Substandard non-accrual)	—	1,451	1,528	82	—	(3)	—	—	3,058
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development - individuals
FICO less than 620	$(2)	$—	$—	$—	$—	$—	$—	$—	$(2)
FICO between 620 and 720	6	992	—	—	—	806	—	—	1,804
FICO greater than 720	871	11,986	—	—	117	46	—	—	13,020
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	—	212	—	—	—	—	—	—	212
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$111	$2,889	$617	$1,132	$436	$18,023	$193	$—	$23,401
FICO between 620 and 720	7,591	35,144	23,155	14,497	12,018	30,000	2,554	471	125,430
FICO greater than 720	39,278	156,395	112,309	472,493	649,339	140,310	2,701	417	1,573,242
Substandard non-accrual	—	901	1,104	391	1,091	7,706	—	—	11,193
Other (1)	25,217	38,394	12,867	5,146	—	4,151	759	20,208	106,742
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
FICO less than 620	$250	$1,126	$107	$170	$17	$44	$365	$8	$2,087
FICO between 620 and 720	1,513	1,608	880	669	79	64	2,129	20	6,962
FICO greater than 720	962	2,382	1,576	1,191	361	79	3,009	12	9,572
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	3,422	4,498	299	305	80	10	251	—	8,865
Current period gross charge-offs	—	47	—	8	—	—	3	9	67

Total loans with credit quality measures	$479,030	$1,538,987	$888,488	$1,374,941	$1,474,317	$927,332	$627,130	$99,182	$7,409,407
Commercial and industrial (mortgage warehouse lending)									$233,147
Broker-dealer (margin loans and correspondent receivables)									$324,223
Total loans held for investment									$7,966,777

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2025. In addition, as of March 31, 2025, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of March 31, 2025. While the Company believes it has an appropriate allowance for the existing loan portfolio at March 31, 2025, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2024 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of March 31, 2025, the Company utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in March 2025 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of December 31, 2024, we utilized the same single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in December 2024. The S5 alternative economic scenario expects the economy to underperform in the long-term. In this alternative scenario, elevated borrowing costs reduce credit-sensitive spending, tariffs and immigration policy weaken the economy, and concerns grow about broader international conflicts. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During the three months ended March 31, 2025, the provision for credit losses was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans. Specific to the Bank, the net impact to the allowance of changes associated with collectively and individually evaluated loans during the three months ended March 31, 2025 included a provision for credit losses of $7.7 million and $1.7 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended March 31, 2025 were also impacted by net charge-offs of $4.3 million.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$29,310	$6,311	$(918)	$—	$34,703
Owner occupied	33,112	2,250	—	8	35,370
Commercial and industrial	25,609	1,052	(3,432)	121	23,350
Construction and land development	7,161	130	—	—	7,291
1-4 family residential	5,327	(347)	—	8	4,988
Consumer	547	(24)	(67)	23	479
Broker-dealer	50	(34)	—	—	16
Total	$101,116	$9,338	$(4,417)	$160	$106,197

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$40,061	$1,149	$(1,647)	$—	$39,563
Owner occupied	28,114	614	—	9	28,737
Commercial and industrial	20,926	(1,733)	(2,983)	342	16,552
Construction and land development	12,102	(2,095)	—	1	10,008
1-4 family residential	9,461	(728)	—	11	8,744
Consumer	648	(60)	(81)	37	544
Broker-dealer	101	(18)	—	—	83
Total	$111,413	$(2,871)	$(4,711)	$400	$104,231

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$7,918	$8,876
Other noninterest expense	35	(580)
Balance, end of period	$7,953	$8,296

During the three months ended March 31, 2025, the increase in the reserve for unfunded commitments was primarily due to increases in commitment balances. The decrease in the reserve for unfunded commitments during the three months ended March 31, 2024 was primarily due to decreases in both commitment balances and expected loss rates.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$5,723	$96,662
Additions	1,766	3,312
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(517)	(2,995)
Due to customer payoffs	(69)	(1,388)
Balance, end of period	$6,903	$95,591

	March 31,	December 31,
	2025	2024
Mortgage loans serviced for others (2)	$459,517	$358,880
MSR asset as a percentage of serviced mortgage loans	1.50%	1.59%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in the three months ended March 31, 2024 are MSR asset fair value adjustments totaling $4.8 million which reflect the difference between the MSR carrying value and the sales price included in a signed letter of intent, during April 2024, to sell certain MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2025	2024
Weighted average constant prepayment rate	10.53%	10.10%
Weighted average discount rate	15.19%	14.89%
Weighted average life (in years)	7.5	7.8

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2025	2024
Constant prepayment rate:
Impact of 10% adverse change	$(287)	$(220)
Impact of 20% adverse change	(554)	(426)
Discount rate:
Impact of 10% adverse change	(354)	(294)
Impact of 20% adverse change	(671)	(557)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $1.0 million and $8.2 million during the three months ended March 31, 2025 and 2024, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2025	2024
Noninterest-bearing demand	$2,859,828	$2,768,707
Interest-bearing:
Demand accounts	4,019,972	4,218,225
Brokered - demand	4,833	4,722
Money market	2,474,436	2,592,508
Brokered - money market	10,375	10,451
Savings	231,384	221,667
Time	1,231,138	1,249,042
	$10,831,966	$11,065,322

At March 31, 2025, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $587.7 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2025	2024
Federal funds purchased	$289,828	$407,058
Securities sold under agreements to repurchase	175,159	198,418
Federal Home Loan Bank	—	—
Short-term bank loans	—	—
Commercial paper	240,021	228,547
	$705,008	$834,023

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

	Three Months Ended March 31,
	2025	2024
Average balance during the period	$560,581	$770,705
Average interest rate during the period	4.45%	5.50%

	March 31,	December 31,
	2025	2024
Average interest rate at end of period	4.52%	5.06%
Securities underlying the agreements at end of period:
Carrying value	$174,508	$198,174
Estimated fair value	$191,323	$214,538

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

	Three Months Ended March 31,
	2025	2024
Average balance during the period	$—	$—
Average interest rate during the period	4.65%	5.71%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At March 31, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. There were no outstanding short-term bank loans at March 31, 2025.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs. The Series 2019-2 CP Notes are issued in maximum aggregate amounts of $200 million. The CP Series 2024-1 CP Notes were initiated in December 2024 with the first issuances under this new program occurring in the first quarter of 2025. With these first issuances, there were no future issuances allowed under the Series 2019-1 CP Notes program. Until the final maturity of the Series 2019-1 CP Notes, expected in October 2025, the Series 2019-1 and Series 2024-1 CP notes are managed as a single program with a maximum aggregate amount of $300 million. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of March 31, 2025, the weighted average maturity of the CP Notes was 129 days at a rate of 5.02%, with a weighted average remaining life of 65 days. At March 31, 2025, the aggregate amount outstanding under these secured arrangements was $240.0 million, which was collateralized by securities held for Hilltop Securities accounts valued at $264.2 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2025	2024
Senior Notes paid off January 2025, net of discount of $295 at December 31, 2024	$—	$149,705
Subordinated Notes due May 2030, net of discount of $377 and $405, respectively	49,623	49,596
Subordinated Notes due May 2035, net of discount of $1,580 and $1,634, respectively	148,420	148,366
	$198,043	$347,667

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

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	March 31,	December 31,
	2025	2024
Finance leases:
Premises and equipment	$4,780	$4,780
Accumulated depreciation	(4,126)	(4,042)
Premises and equipment, net	$654	$738

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$8,235	$8,560
Less operating lease and sublease income	(452)	(681)
Net operating lease cost	$7,783	$7,879

Finance lease cost:
Amortization of ROU assets	$84	$147
Interest on lease liabilities	76	95
Total finance lease cost	$160	$242

Supplemental cash flow information related to leases is as follows (in thousands).

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,760	$9,308
Operating cash flows from finance leases	78	97
Financing cash flows from finance leases	144	229
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,059	$13,400
Finance leases	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2025		December 31, 2024
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.2	5.89%	5.3	5.74%
Finance	2.5	5.06%	2.7	5.08%

Future minimum lease payments under lease agreements as of March 31, 2025, are presented below (in thousands).

	Operating Leases	Finance Leases
2025	$22,834	$665
2026	27,235	813
2027	22,404	448
2028	17,437	149
2029	15,278	—
Thereafter	23,853	—
Total minimum lease payments	129,041	2,075
Less amount representing interest	(18,226)	(482)
Lease liabilities	$110,815	$1,593

As of March 31, 2025, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $3.5 million. Certain of these operating leases commenced in April 2025 with additional operating leases expected to commence in July 2025 with lease terms ranging from three to seven and a half years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 22.7% and 22.5% for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments. The effective tax rate during the three months ended March 31, 2024 was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

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

At March 31, 2025 and December 31, 2024, the mortgage origination segment’s indemnification liability reserve totaled $8.0 million and $8.1 million, respectively. The provision for indemnification losses was $0.7 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$21,593	$26,909
Claims made	11,034	10,309
Claims resolved with no payment	(4,519)	(6,469)
Repurchases	(4,260)	(6,784)
Indemnification payments	(154)	(486)
Balance, end of period	$23,694	$23,479

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$8,111	$11,691
Additions for new sales	652	335
Repurchases	(520)	(1,856)
Early payment defaults	(176)	(320)
Indemnification payments	(113)	(79)
Balance, end of period	$7,954	$9,771

	March 31,	December 31,
	2025	2024
Reserve for Indemnification Liability:
Specific claims	$1,489	$557
Incurred but not reported claims	6,465	7,554
Total	$7,954	$8,111

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at March 31, 2025 and outstanding financial and performance standby letters of credit of $53.5 million at March 31, 2025.

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

15. Stock-Based Compensation

During the three months ended March 31, 2025 and 2024, Hilltop granted 3,929 and 3,968 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the three months ended March 31, 2025 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2024	1,285	$33.02
Granted	399	$32.28
Vested/Released	(291)	$33.60
Forfeited	(146)	$32.83
Balance, March 31, 2025	1,247	$32.67

Vested/Released RSUs include an aggregate of 62,324 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 399,032 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the three months ended March 31, 2025, 303,476 that were outstanding at March 31, 2025, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the three months ended March 31, 2025, 93,851 that were outstanding at March 31, 2025, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At March 31, 2025, in the aggregate, 960,647 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 285,919 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2025, unrecognized compensation expense related to outstanding RSUs of $24.3 million is expected to be recognized over a weighted average period of 1.91 years.

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

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	March 31, 2025		December 31, 2024		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,306,947	10.22%	$1,317,664	9.99%	4.0%	5.0%
Hilltop	2,027,974	12.86%	2,031,069	12.57%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,306,947	15.14%	1,317,664	15.35%	7.0%	6.5%
Hilltop	2,027,974	21.29%	2,031,069	21.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,306,947	15.14%	1,317,664	15.35%	8.5%	8.0%
Hilltop	2,027,974	21.29%	2,031,069	21.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,414,868	16.39%	1,419,787	16.54%	10.5%	10.0%
Hilltop	2,342,124	24.59%	2,334,679	24.40%	10.5%	N/A

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

At March 31, 2025, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$237,278	$5,117
Less: required net capital	6,707	288
Excess net capital	$230,571	$4,829

Net capital as a percentage of aggregate debit items	70.8%
Net capital in excess of 5% aggregate debit items	$220,510

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At March 31, 2025 and December 31, 2024, the Hilltop Broker-Dealers held cash of $88.5 million and $71.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2025.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum requirements. On a quarterly basis, PrimeLending reviews these requirements and timely reports any exceptions to HUD and GNMA, as applicable. If any exceptions to these requirements occur, certain additional financial reporting submissions are required. During the first quarter of 2025, PrimeLending received a $10 million capital infusion from its parent company, PlainsCapital Bank. As of March 31, 2025, PrimeLending and its subsidiaries’ minimum capital, leverage, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the three months ended March 31, 2025 and 2024, the Company declared and paid cash dividends of $0.18 and $0.17 per common share, or an aggregate of $11.6 million and $11.1 million, respectively.

On April 24, 2025, Hilltop’s board of directors declared a quarterly cash dividend of $0.18 per common share, payable on May 22, 2025, to all common stockholders of record as of the close of business on May 8, 2025.

Stock Repurchases

In January 2025, the Hilltop board of directors authorized a new stock repurchase program through January 2026, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $100.0 million of the Company’s outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2025, Hilltop paid $33.3 million to repurchase an aggregate of 1,046,540 shares of the Company’s common stock at an average price of $31.80 per share pursuant to the stock repurchase program.

The Company’s stock repurchase program, prior year repurchases, and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2024 Form 10-K.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

	Three Months Ended March 31,
	2025	2024
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$989	$10,626
Hilltop Broker-Dealers	4,251	(3,945)
Bank	(23)	(11)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Derivative positions are presented in the following table (in thousands).

	March 31, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$740,393	$12,897	$384,528	$2,942
Commitments to purchase MBSs	1,191,245	7,106	1,152,841	280
Commitments to sell MBSs	2,251,786	(5,158)	1,954,405	8,577
Interest rate swaps	65,003	2,116	32,000	1,088
Interest rate swaps back-to-back (asset) (1)	42,920	642	24,928	277
Interest rate swaps back-to-back (liability) (1)	42,920	(686)	24,928	(298)
U.S. Treasury bond futures and options (2)	88,804	—	119,200	—
Interest rate and other futures (2)	38,010	—	245,200	—
Credit default swaps	23,000	41	14,000	3

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$255,000	$4,740	$285,000	$6,748
Interest rate swaps designated as fair value hedges (3)	377,811	30,116	354,471	36,914

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at March 31, 2025 and December 31, 2024, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $337.8 million and $376.5 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $307.6 million and $339.4 million as of March 31, 2025 and December 31, 2024, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $30.2 million and $37.1 million as of March 31, 2025 and December 31, 2024, respectively.

The Bank held cash collateral advances of $36.4 million to offset net asset derivative positions on its derivative instruments designated as hedges at March 31, 2025. The Bank and PrimeLending held aggregate cash collateral advances of $50.9 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2024. PrimeLending had advanced cash collateral totaling $3.1 million to offset net liability positions on its commitments to sell MBSs at March 31, 2025. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $4.7 million and $4.9 million on various derivative instruments at March 31, 2025 and December 31, 2024, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2025
Securities borrowed:
Institutional counterparties	$1,419,089	$—	$1,419,089	$(1,356,696)	$—	$62,393

Interest rate swaps:
Institutional counterparties	38,046	—	38,046	—	(35,930)	2,116

Credit default swaps:
Institutional counterparties	41	—	41	—	—	41

Reverse repurchase agreements:
Institutional counterparties	99,099	—	99,099	(99,012)	—	87

Forward MBS derivatives:
Institutional counterparties	7,677	—	7,677	(310)	—	7,367
	$1,563,952	$—	$1,563,952	$(1,456,018)	$(35,930)	$72,004
December 31, 2024
Securities borrowed:
Institutional counterparties	$1,292,365	$—	$1,292,365	$(1,214,081)	$—	$78,284

Interest rate swaps:
Institutional counterparties	45,243	—	45,243	—	(44,155)	1,088

Credit default swaps:
Institutional counterparties	3	—	3	—	—	3

Reverse repurchase agreements:
Institutional counterparties	88,728	—	88,728	(86,371)	—	2,357

Forward MBS derivatives:
Institutional counterparties	14,719	—	14,719	(61)	(4,325)	10,333
	$1,441,058	$—	$1,441,058	$(1,300,513)	$(48,480)	$92,065

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2025
Securities loaned:
Institutional counterparties	$1,401,595	$—	$1,401,595	$(1,339,251)	$—	$62,344

Interest rate swaps:
Institutional counterparties	1,118	—	1,118	—	—	1,118

Repurchase agreements:
Institutional counterparties	174,508	—	174,508	(174,508)	—	—

Forward MBS derivatives:
Institutional counterparties	5,729	—	5,729	(310)	(2,173)	3,246
	$1,582,950	$—	$1,582,950	$(1,514,069)	$(2,173)	$66,708
December 31, 2024
Securities loaned:
Institutional counterparties	$1,291,725	$—	$1,291,725	$(1,211,426)	$—	$80,299

Interest rate swaps:
Institutional counterparties	514	—	514	—	—	514

Repurchase agreements:
Institutional counterparties	198,174	—	198,174	(198,174)	—	—

Forward MBS derivatives:
Institutional counterparties	5,862	—	5,862	(61)	—	5,801
	$1,496,275	$—	$1,496,275	$(1,409,661)	$—	$86,614

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2025 and December 31, 2024.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2025	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$37,180	$137,328	$—	$—	$174,508

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,401,543	—	—	—	1,401,543
Total	$1,438,775	$137,328	$—	$—	$1,576,103

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,576,103
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$117,847	$80,327	$—	$—	$198,174

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,291,673	—	—	—	1,291,673
Total	$1,409,572	$80,327	$—	$—	$1,489,899

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,489,899
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2025	2024
Receivables:
Securities borrowed	$1,419,089	$1,292,365
Securities failed to deliver	17,684	16,045
Trades in process of settlement	—	125,736
Other	13,304	18,220
	$1,450,077	$1,452,366
Payables:
Securities loaned	$1,401,595	$1,291,725
Correspondents	14,357	17,025
Securities failed to receive	12,872	16,623
Trades in process of settlement	11,113	—
Other	6,949	6,529
	$1,446,886	$1,331,902

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

Three Months Ended March 31, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$158,545	$34,823	$11,230	$2,815	$(14,614)	$192,799
Interest expense (1)	67,995	23,255	12,627	3,684	(19,879)	87,682
Net interest income (expense)	90,550	11,568	(1,397)	(869)	5,265	105,117
Noninterest income	10,810	96,937	67,775	43,379	(5,561)	213,340
	$101,360	$108,505	$66,378	$42,510	$(296)	$318,457

Provision for (reversal of) loan losses	9,372	(34)	-	-	-	9,338

Non-variable compensation and benefits	34,102	34,781	28,507	9,420	-	106,810
Variable compensation (2)	-	33,283	24,832	11,315	-	69,430
Occupancy and equipment, net	8,489	4,851	4,775	1,834	(167)	19,782
Professional services	(4,157)	4,456	3,152	755	(92)	4,114
Other segment expense items (3)	13,496	21,952	13,394	2,567	(72)	51,337
	$51,930	$99,323	$74,660	$25,891	$(331)	$251,473

Income (loss) before taxes	$40,058	$9,216	$(8,282)	$16,619	$35	$57,646

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Three Months Ended March 31, 2024	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$170,395	$42,185	$12,244	$1,915	$(17,125)	$209,614
Interest expense (1)	78,789	29,916	16,496	5,018	(24,226)	105,993
Net interest income (expense)	91,606	12,269	(4,252)	(3,103)	7,101	103,621
Noninterest income	11,903	104,578	66,700	5,785	(7,348)	181,618
	$103,509	$116,847	$62,448	$2,682	$(247)	$285,239

Provision for (reversal of) loan losses	(2,853)	(18)	-	-	-	(2,871)

Non-variable compensation and benefits	32,389	34,183	30,506	11,290	-	108,368
Variable compensation (2)	-	35,274	22,188	-	-	57,462
Occupancy and equipment, net	9,335	4,730	5,954	2,060	(167)	21,912
Professional services	1,973	3,129	3,369	1,260	-	9,731
Other segment expense items (3)	12,323	20,631	16,881	2,774	(59)	52,550
	$56,020	$97,947	$78,898	$17,384	$(226)	$250,023

Income (loss) before taxes	$50,342	$18,918	$(16,450)	$(14,702)	$(21)	$38,087
(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
March 31, 2025
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,890,500	$2,846,135	$912,830	$2,474,602	$(3,311,368)	$15,812,699

December 31, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,354,407	$2,823,582	$1,010,727	$2,601,888	$(3,522,475)	$16,268,129

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Income attributable to Hilltop	$42,116	$27,668

Weighted average shares outstanding - basic	64,613	65,200

Basic earnings per common share:	$0.65	$0.42

Diluted earnings per share:
Income attributable to Hilltop	$42,116	$27,668

Weighted average shares outstanding - basic	64,613	65,200
Effect of potentially dilutive securities	2	14
Weighted average shares outstanding - diluted	64,615	65,214

Diluted earnings per common share:	$0.65	$0.42

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

23. Subsequent Event

In April 2025, PrimeLending entered into multiple Settlement Agreement & Releases (the “Settlements”) related to a matter whereby PrimeLending received an aggregate of $9.5 million from the respective parties. The full amount associated with the Settlements will be recorded within noninterest income in the consolidated statement of operations during the second quarter of 2025.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

	Three Months Ended March 31,
	2025	2024
Statement of Operations Data:
Net interest income	$105,117	$103,621
Provision for (reversal of) credit losses	9,338	(2,871)
Total noninterest income	213,340	181,618
Total noninterest expense	251,473	250,023
Income before income taxes	57,646	38,087
Income tax expense	13,114	8,565
Net income	44,532	29,522
Less: Net income attributable to noncontrolling interest	2,416	1,854
Income attributable to Hilltop	$42,116	$27,668

Per Share Data:
Diluted earnings per common share	$0.65	$0.42
Diluted weighted average shares outstanding	64,615	65,214
Cash dividends declared per common share	$0.18	$0.17
Dividend payout ratio (1)	27.62%	40.06%
Book value per common share (end of period)	$34.29	$32.66
Tangible book value per common share (2) (end of period)	$30.02	$28.44

	March 31,	December 31,
	2025	2024
Balance Sheet Data:
Total assets	$15,812,699	$16,268,129
Cash and due from banks	1,702,623	2,298,977
Securities	2,814,983	2,659,661
Loans held for sale	818,328	858,665
Loans held for investment, net of unearned income	7,966,777	7,950,551
Allowance for credit losses	(106,197)	(101,116)
Total deposits	10,831,966	11,065,322
Notes payable	198,043	347,667
Total stockholders' equity	2,228,822	2,218,312

Capital Ratios:
Common equity to assets ratio	13.91%	13.46%
Tangible common equity to tangible assets (2)	12.39%	11.98%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three months ended March 31, 2025 included the following contributions from our reportable business segments.

●	The banking segment contributed $40.1 million of income before income taxes during the three months ended March 31, 2025;
●	The broker-dealer segment contributed $9.2 million of income before income taxes during the three months ended March 31, 2025; and
●	The mortgage origination segment incurred $8.3 million of losses before income taxes during the three months ended March 31, 2025.

During the three months ended March 31, 2025, we declared and paid total common dividends of $11.6 million.

On April 24, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on May 22, 2025 to all common stockholders of record as of the close of business on May 8, 2025.

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2025, we paid $33.3 million to repurchase an aggregate of 1,046,540 shares of our common stock at an average price of $31.80 per share pursuant to the stock repurchase program.

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

	March 31,
	2025	2024
Book value per common share	$34.29	$32.66
Effect of goodwill and intangible assets per share	(4.27)	(4.22)
Tangible book value per common share	$30.02	$28.44

	March 31,	December 31,
	2025	2024
Hilltop stockholders’ equity	$2,199,712	$2,189,965
Less: goodwill and intangible assets, net	273,823	274,080
Tangible common equity	$1,925,889	$1,915,885

Total assets	$15,812,699	$16,268,129
Less: goodwill and intangible assets, net	273,823	274,080
Tangible assets	$15,538,876	$15,994,049

Equity to assets	13.91%	13.46%
Tangible common equity to tangible assets	12.39%	11.98%

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

Merchant Bank Transaction

In January 2025, our merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the noted transaction to sell the operations associated with our approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. Our aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. A preliminary pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on our aggregate interest in Moser Holdings, LLC as a component of other noninterest income within the consolidated statements of operations. The preliminary gain is subject to change given customary post-closing adjustments, changes in the market value of the stock consideration included in transaction given certain restrictions, and liquidation of Moser Holdings, LLC.

Economic Environment

The extent of the impact of uncertain economic conditions on our financial performance during the remainder of 2025, will depend in part on developments outside of our control including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures, changes in the political environment, the impact of tariffs and reciprocal tariffs, and international armed conflicts and their impact on supply chains.

Uncertainty of general economic, market and business conditions impact our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs. Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower cash flow. While all industries could experience volatility and adverse impacts, certain of our loan portfolio industry sectors and subsectors, including office buildings, retail, hotel/motel and auto note financing, have an increased level of risk given business and consumer sensitivity to interest rates and the size and permanence of tariffs. Refer to the discussions in the “Financial Condition – Loan Portfolio” and “Financial Condition – Allowance for Credit Losses” sections that follow for more details regarding the Bank’s loan portfolio and significant assumptions and estimates involved in estimating credit losses.

Historically, high-profile banking failures periodically increase market uncertainty and concerns associated with banking sector liquidity positions, increase regulatory scrutiny and underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2024, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Throughout 2024, we experienced net interest margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Despite deposits costs remaining elevated during the first quarter of 2025, our cost of deposits decreased during the three months ended March 31, 2025, compared to the same period of 2024, as we took actions to reduce the interest paid on our interest-bearing deposits. Additionally, at March 31, 2025, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

While funding costs will continue to be influenced by various factors, including competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile, we anticipate that our cost of deposits will continue to trend modestly downward. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at March 31, 2025.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and the increased cost and challenge for deposits that persisted through 2024, to continue during 2025.

Asset Valuation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K, at each reporting date between annual impairment tests, we consider potential indicators of impairment including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

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

Outlook

Our balance sheet, operating results and certain metrics during 2025 reflected economic conditions that remain uncertain, and will depend in part on several developments outside of our control including, among others, changes in the political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates and a volatile economic forecast. As noted within our 2024 Form 10-K, these economic conditions, coupled with exposure to changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains within our business segments during 2024 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2025.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable business segments is presented in Note 21, “Segment and Related Information,” in the notes to our consolidated financial statements.

The following table presents certain information about the results of our reportable business segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Three Months Ended March 31,		Variance 2025 vs 2024
	2025	2024	Amount	Percent
Net interest income (expense):
Banking	$90,550	$91,606	$(1,056)	(1)
Broker-Dealer	11,568	12,269	(701)	(6)
Mortgage Origination	(1,397)	(4,252)	2,855	67
Corporate	(869)	(3,103)	2,234	72
All Other and Eliminations (1)	5,265	7,101	(1,836)	(26)
Hilltop Consolidated	$105,117	$103,621	$1,496	1

Provision for (reversal of) credit losses:
Banking	$9,372	$(2,853)	$12,225	428
Broker-Dealer	(34)	(18)	(16)	NM
Mortgage Origination	—	-	—	—
Corporate	—	-	—	—
All Other and Eliminations	—	-	—	—
Hilltop Consolidated	$9,338	$(2,871)	$12,209	425

Noninterest income:
Banking	$10,810	$11,903	$(1,093)	(9)
Broker-Dealer	96,937	104,578	(7,641)	(7)
Mortgage Origination	67,775	66,700	1,075	2
Corporate	43,379	5,785	37,594	650
All Other and Eliminations (1)	(5,561)	(7,348)	1,787	24
Hilltop Consolidated	$213,340	$181,618	$31,722	17

Noninterest expense:
Banking	$51,930	$56,020	$(4,090)	(7)
Broker-Dealer	99,323	97,947	1,376	1
Mortgage Origination	74,660	78,898	(4,238)	(5)
Corporate	25,891	17,384	8,507	49
All Other and Eliminations	(331)	(226)	(105)	(46)
Hilltop Consolidated	$251,473	$250,023	$1,450	1

Income (loss) before taxes:
Banking	$40,058	$50,342	$(10,284)	(20)
Broker-Dealer	9,216	18,918	(9,702)	(51)
Mortgage Origination	(8,282)	(16,450)	8,168	50
Corporate	16,619	(14,702)	31,321	213
All Other and Eliminations	35	(21)	56	267
Hilltop Consolidated	$57,646	$38,087	$19,559	51
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.
NM	Not meaningful

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. The change in reportable business segment net interest income during the three months ended March 31, 2025, compared with the same period in 2024, primarily reflected increases within our mortgage origination and corporate segments, partially offset by a slight decrease within our banking segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $70.4 million and $60.6 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $21.6 million and $36.4 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the three months ended March 31, 2025 and 2024.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2025 and 2024, we generated $67.7 million and $66.6 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced an increase in noninterest income during the three months ended March 31, 2025, compared to the same period in 2024, as noted in the segment results table previously presented, primarily due to an increase in pre-tax gains associated with merchant bank equity investment activity within corporate, increases in investment and securities advisory fees and commissions and securities commissions and fees, offset by decreases in trading gains earned from trading activities within our broker-dealer segment.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended March 31, 2025 was $42.1 million, or $0.65 per diluted share, compared with $27.7 million, or $0.42 per diluted share, during the three months ended March 31, 2024. Hilltop’s financial results for the three months ended March 31, 2025, compared with the same period in 2024, included a significant preliminary gain associated with the sale of operations by a merchant bank equity investment within corporate, a significant increase in the provision for credit losses and a decrease in noninterest expenses within the banking segment, net revenues decreased and noninterest expenses increased within the broker-dealer segment, and the mortgage origination segment had a slight increase in net interest income and declines in net interest expense and noninterest expense.

Certain items included in net income for the three months ended March 31, 2025 and 2024 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended March 31, 2025 and 2024 included net accretion on earning assets and liabilities of $1.1 million and $1.4 million, respectively, and amortization of identifiable intangibles of $0.3 million and $0.5 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended March 31,
	2025	2024
Return on average stockholders' equity (1)	7.82%	5.23%
Return on average assets (2)	1.13%	0.74%
Net interest margin (3) (4)	2.84%	2.85%
Leverage ratio (5) (end of period)	12.86%	12.49%
Common equity Tier 1 risk-based capital ratio (6) (end of period)	21.29%	19.73%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 25 basis points and 26 basis points during the three months ended March 31, 2025 and 2024, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended March 31, 2025 and 2024, purchase accounting contributed 4 and 4 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.86% and 2.87%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $1.1 million and $1.3 million during the three months ended March 31, 2025 and 2024, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$709,094	$11,438	6.45%	$802,098	$11,655	5.81%
Loans held for investment, gross (1)	7,890,745	113,254	5.82%	7,835,647	122,676	6.28%
Investment securities - taxable	2,455,590	24,782	4.04%	2,619,081	26,241	4.01%
Investment securities - non-taxable (2)	321,128	3,253	4.05%	293,420	2,992	4.08%
Federal funds sold and securities purchased under agreements to resell	100,691	1,820	7.33%	94,108	1,631	6.95%
Interest-bearing deposits in other financial institutions	2,037,462	21,192	4.22%	1,458,784	19,245	5.29%
Securities borrowed	1,390,797	15,809	4.55%	1,442,870	20,561	5.64%
Other	117,155	1,891	6.55%	39,885	5,190	52.19%
Interest-earning assets, gross (2)	15,022,662	193,439	5.22%	14,585,893	210,191	5.78%
Allowance for credit losses	(100,704)			(110,583)
Interest-earning assets, net	14,921,958			14,475,310
Noninterest-earning assets	1,012,700			1,522,337
Total assets	$15,934,658			$15,997,647

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$8,186,423	$60,051	2.97%	$7,748,633	$69,144	3.58%
Securities loaned	1,381,819	14,736	4.33%	1,401,975	19,039	5.45%
Notes payable and other borrowings	1,065,835	12,895	4.91%	1,327,889	17,810	5.38%
Total interest-bearing liabilities	10,634,077	87,682	3.34%	10,478,497	105,993	4.06%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,696,247			2,951,357
Other liabilities	391,617			420,355
Total liabilities	13,721,941			13,850,209
Stockholders’ equity	2,184,937			2,120,494
Noncontrolling interest	27,780			26,944
Total liabilities and stockholders' equity	$15,934,658			$15,997,647

Net interest income (2)		$105,757			$104,198
Net interest spread (2)			1.88%			1.72%
Net interest margin (2)			2.86%			2.87%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.6 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

On a consolidated basis, the change in net interest income during the three months ended March 31, 2025, compared with the same period in 2024, was primarily due to decreased loans held for investment yield from rate decreases and decreased costs of deposits from rate decreases offset by increased cost of deposits from the continued shift from noninterest-bearing deposits into interest-bearing products during the quarter-over-quarter period. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended March 31, 2025, the provision for credit losses was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans within the banking segment since the prior quarter. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during the three months ended March 31, 2025, compared with the same period in 2024, primarily due to a preliminary pre-tax gain of $30.5 million being recorded in the first quarter of 2025 associated with the sale of operations by a merchant bank equity investment, while other changes between periods included net decreases within the broker-dealer segment’s structured finance and fixed income services business lines, partially offset by net increases within the broker-dealer segment’s public finance and wealth management business lines, and increases in net gains from sale of loans and other mortgage production income within our mortgage loan origination segment, partially offset by a decrease of mortgage loan origination fees within our mortgage origination segment.

Noninterest expense increased during the three months ended March 31, 2025, compared with the same period in 2024, primarily due to an increase in employees’ compensation and benefits within corporate, a net increase within our broker-dealer segment associated with increases in other segment operating costs, partially offset by a decrease in variable compensation, a net decrease within our mortgage origination segment driven by decreases in non-variable compensation and other segment costs, partially offset by an increase in variable compensation associated with increased mortgage loan originations. We have experienced an increase in certain noninterest expenses during 2025 and 2024, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during the remainder of 2025.

Effective income tax rates during the three months ended March 31, 2025 and 2024 were 22.7% and 22.5%, respectively. During the three months ended March 31, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments. The effective tax rate during the three months ended March 31, 2024, was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2025	2024	2025 vs 2024
Net interest income	$90,550	$91,606	$(1,056)
Provision for (reversal of) credit losses	9,372	(2,853)	12,225
Noninterest income	10,810	11,903	(1,093)
Noninterest expense	51,930	56,020	(4,090)
Income before income taxes	$40,058	$50,342	$(10,284)

The decrease in income before income taxes during the three months ended March 31, 2025, compared with the same period in 2024, was primarily due to a significant increase in the provision for credit losses and declines in net interest income and noninterest income, partially offset by lower noninterest expenses. The decrease in noninterest expense was driven by the settlement and receipt of funds during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment’s cost of deposits decreased during the first three months of 2025. The rate paid on interest-bearing deposits decreased during the three months ended March 31, 2025, partially offset by continued competition for liquidity and customers seeking higher yields on deposits. We are actively managing our overall deposit costs. Future decisions on the costs of deposits will be determined based on factors including, but not limited to future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2025	2024
Efficiency ratio (1)	51.23%	54.12%
Return on average assets (2)	0.96%	1.20%
Net interest margin (3)	2.97%	3.00%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.23)%	(0.22)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended March 31, 2025 and 2024, purchase accounting contributed 3 and 5 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 2.97% and 3.00%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$16,639	$396	9.52%	$—	$—	—%
Loans held for investment, gross (1)	7,586,154	107,809	5.76%	7,703,946	115,502	6.01%
Subsidiary warehouse lines of credit	704,040	12,297	6.99%	756,594	15,331	8.02%
Investment securities - taxable	2,016,842	16,036	3.18%	2,167,991	18,100	3.34%
Investment securities - non-taxable (2)	107,232	921	3.44%	111,581	936	3.36%
Federal funds sold and securities purchased under agreements to resell	46,782	537	4.65%	70,555	1,002	5.70%
Interest-bearing deposits in other financial institutions	1,850,400	20,301	4.45%	1,414,302	19,245	5.46%
Other	39,100	399	4.14%	37,415	425	4.56%
Interest-earning assets, gross (2)	12,367,189	158,696	5.20%	12,262,384	170,541	5.58%
Allowance for credit losses	(100,640)			(110,489)
Interest-earning assets, net	12,266,549			12,151,895
Noninterest-earning assets	750,476			799,415
Total assets	$13,017,025			$12,951,310

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$8,157,118	$65,585	3.26%	$7,653,498	$74,908	3.93%
Notes payable and other borrowings	373,408	2,410	2.62%	459,750	3,881	3.39%
Total interest-bearing liabilities	8,530,526	67,995	3.23%	8,113,248	78,789	3.90%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,903,705			3,107,882
Other liabilities	96,281			159,315
Total liabilities	11,530,512			11,380,445
Stockholders’ equity	1,486,513			1,570,865
Total liabilities and stockholders’ equity	$13,017,025			$12,951,310

Net interest income (2)		$90,701			$91,752
Net interest spread (2)			1.97%			1.68%
Net interest margin (2)			2.97%			3.00%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025 vs. 2024
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$—	$396	$396
Loans held for investment, gross (2)	(1,746)	(5,947)	(7,693)
Subsidiary warehouse lines of credit (3)	(1,039)	(1,995)	(3,034)
Investment securities - taxable	(1,245)	(819)	(2,064)
Investment securities - non-taxable (4)	(36)	21	(15)
Federal funds sold and securities purchased under agreements to resell	(334)	(131)	(465)
Interest-bearing deposits in other financial institutions	5,869	(4,813)	1,056
Other	19	(45)	(26)
Total interest income (4)	1,488	(13,333)	(11,845)

Interest expense
Deposits	$4,875	$(14,198)	$(9,323)
Notes payable and other borrowings	(721)	(750)	(1,471)
Total interest expense	4,154	(14,948)	(10,794)

Net interest income (4)	$(2,666)	$1,615	$(1,051)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included a decline of $0.3 million in accretion of discount on loans during the three months ended March 31, 2025, compared with the same period in 2024. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of March 31, 2025, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The slight decrease in net interest income, as noted in the table above, was driven by decreased earnings on interest-earning assets, primarily loan yields and investment securities, significantly offset by the decreased funding costs on our deposit products from rate decreases. The average rate paid on interest-bearing liabilities decreased 67 basis points from 3.90% for the three months ended March 31, 2024 to 3.23% for the three months ended March 31, 2025, while the average yield on interest-earning assets decreased 38 basis points from 5.58% for the three months ended March 31, 2024 to 5.20% for the three months ended March 31, 2025.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At March 31, 2025, approximately $675 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 49% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits decreased during the three months ended March 31, 2025, compared to the same period of 2024. While we expect such costs during the remainder of 2025 to continue to be driven by various factors, including, but not limited to future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile, we anticipate that our cost of deposits will continue to trend modestly downward. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At March 31, 2025, total estimated uninsured deposits were $5.6 billion, or approximately 52% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $371.5 million and internal accounts of $485.8 million, were $4.8 billion, or approximately 44% of total deposits.

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

The banking segment retained approximately $62.5 million and $32.3 million in mortgage loans originated by the mortgage origination segment during the three months ended March 31, 2025 and 2024, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. During the three months ended March 31, 2025, the increase in the provision for credit losses was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans within the banking segment since the prior quarter. The net impact to the allowance of changes associated with collectively and individually evaluated loans during the three months ended March 31, 2025 included a provision for credit losses of $7.7 million and $1.7 million, respectively. The change in the allowance for credit losses during the three months ended March 31, 2025 was also impacted by net charge-offs of $4.3 million. During the three months ended March 31, 2024, the reversal of credit losses reflected improvements to the U.S. economic outlook, offset by increases in specific reserves within the banking segment. The net impact to the allowance of changes associated with collectively evaluated loans during the three months ended March 31, 2024 included a reversal of credit losses of $7.0 million, while individually evaluated loans included a provision for credit losses of $4.1 million. The change in the allowance for credit losses during the three months ended March 31, 2024 was also impacted by net charge-offs of $4.3 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income decreased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in oil and gas management fees.

The banking segment’s noninterest expense decreased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to decreases in professional fees and occupancy and equipment expenses, partially offset by an increase in employees’ compensation and benefits. The decrease in professional fees was driven by the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended March 31,		Variance
	2025	2024	2025 vs 2024
Net interest income:
Wealth management:
Securities lending	$1,073	$1,522	$(449)
Clearing services	2,545	2,650	(105)
Structured finance (1)	2,662	1,769	893
Fixed income services (1)	(168)	(656)	488
Other (1)	5,456	6,984	(1,528)
Total net interest income	11,568	12,269	(701)
Noninterest income:
Securities commissions and fees by business line (2) (7):
Fixed income services (1)	3,890	5,440	(1,550)
Wealth management:
Retail (1)	19,861	18,738	1,123
Clearing services	9,043	9,370	(327)
Structured finance (1)	4,886	2,871	2,015
Other (1)	913	708	205
	38,593	37,127	1,466
Investment and securities advisory fees and commissions by business line (3):
Public finance services (1)	25,389	18,851	6,538
Fixed income services (1)	96	2,069	(1,973)
Wealth management:
Retail	9,998	8,544	1,454
Clearing services	538	436	102
Structured finance (1)	603	247	356
Other	97	79	18
	36,721	30,226	6,495
Other (7):
Structured finance (1)	14,000	26,998	(12,998)
Fixed income services (1)	5,064	6,733	(1,669)
Other (1)	2,559	3,494	(935)
	21,623	37,225	(15,602)
Total noninterest income	96,937	104,578	(7,641)
Net revenue (4)	108,505	116,847	(8,342)
Noninterest expense:
Variable compensation (5)	33,283	35,274	(1,991)
Non-variable compensation and benefits	34,781	34,183	598
Segment operating costs (6)	31,225	28,472	2,753
Total noninterest expense	99,289	97,929	1,360

Income before income taxes	$9,216	$18,918	$(9,702)
(1)	Noted balances during the prior period include certain reclassifications due to the restructuring of certain business lines to conform to current period presentation
(2)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $4.9 million and $6.8 million during the three months ended March 31, 2025 and 2024, respectively, that is eliminated in consolidation.
(3)	Investment and securities advisory fees and commissions includes $0.1 million of income from the securitization of Small Business Administration, or SBA, loans originated with the banking segment during the three months ended March 31, 2025, that is eliminated in consolidation.
(4)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(5)	Variable compensation represents performance-based commissions and incentives.
(6)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.
(7)	During the second quarter of 2024, the Company identified an immaterial error related to the classification within noninterest income associated with the allocation of earned revenue between commission and principal gains on certain principal trades of fixed income securities. As a result, certain prior period amounts within securities commissions and fees noninterest income and other noninterest income have been corrected for consistency with the current period presentation.

The decreases in net revenue and income before income taxes for the three months ended March 31, 2025, compared with the same period in 2024, were primarily due to declines in period-over-period results within our structured finance and fixed income services business lines, partially offset by improved results within our public finance services and wealth management business lines. The decrease in the structured finance business line’s net revenues was primarily due to a decrease in unrealized gains from the U.S. Agency to-be-announced (“TBA”) business partially offset by commissions earned on commodities transactions. The decrease in fixed income services business line’s net revenues was primarily due to market conditions resulting in the decrease in earnings from fixed income sales and trading activities, in particular, from municipal and credit products. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets and municipal advisory revenues. The increase in the wealth management business line’s net revenue was driven by an increase in advisory fees revenues generated from customer assets under management, partially offset by fees earned from our FDIC sweep program on lower balances period-over-period. Income before income taxes was impacted by the decreases in net revenue as described above and a net increase in noninterest expenses.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short-term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs. The broker-dealer segment is also exposed to interest rate risk through its structured finance business line, which is dependent on mortgage loan production that tends to be adversely impacted by increasing interest rates and resulting in valuation-related adjustments.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. The decrease in net interest income during the three months ended March 31, 2025, compared with the same period in 2024, was primarily due to the decrease in net interest income from the wealth management business line from margin loan and stock borrowing activities, partially offset by an increase in net interest earned on inventory positions within the fixed income services business line.

Noninterest income decreased during the three months ended March 31, 2025, compared with the same period in 2024, due to a decrease in other income, partially offset by increases in securities commissions and fees and investment and securities advisory fees.

Securities commissions and fees increased during the three months ended March 31, 2025, compared with the same period in 2024, primarily due to an increase in commodities product sales commissions and brokerage services fees.

Investment and securities advisory fees and commissions increased during the three months ended March 31, 2025, compared with the same period in 2024, primarily due to increases in fees earned from managed assets and municipal advisory transactions.

The decrease in other noninterest income during the three months ended March 31, 2025, compared with the same period in 2024, was primarily due to decreases in trading gains earned from structured finance and fixed income services trading activities due to less favorable market conditions.

The increase in noninterest expense during the three months ended March 31, 2025, compared with the same period in 2024, was primarily due to an increase in other segment operating costs, primarily quotation expenses and professional services, partially offset by a decrease in variable compensation associated with the decrease in net revenue.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended March 31,
	2025	2024
Total compensation as a % of net revenue (1)	62.7%	59.4%
Pre-tax margin (2)	8.5%	16.2%
FDIC insured program balances at the Bank (end of period)	$571,730	$754,268
Other FDIC insured program balances (end of period)	$1,270,734	$1,208,696
Customer funds on deposit, including short credits (end of period)	$221,519	$220,932

Public finance services:
Number of issues (3)	190	175
Aggregate amount of offerings (3)	$14,038,568	$12,656,837

Structured finance:
Lock production/TBA volume	$811,901	$614,182

Fixed income services:
Total volumes	$47,450,311	$88,056,791
Net inventory (end of period)	$583,275	$597,075

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)	91	91
Independent registered representatives (end of period)	164	185
Correspondents (end of period)	96	100
Correspondent receivables (end of period)	$103,515	$139,391
Customer margin balances (end of period)	$219,965	$190,461

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,419,089	$1,398,644
Interest-bearing liabilities - stock loaned (end of period)	$1,401,595	$1,366,956
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2025	2024	2025 vs 2024
Net interest expense	$(1,397)	$(4,252)	$2,855
Noninterest income	67,775	66,700	1,075
Noninterest expense	74,660	78,898	(4,238)
Loss before income taxes	$(8,282)	$(16,450)	$8,168

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from home purchases during the spring and summer months, when more people tend to move and sell or buy homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, net increases in mortgage interest rates since 2022 have continued to negatively impact both purchase and refinance loan origination volumes through the first quarter of 2025. A modest decline in mortgage rates experienced during the second half of 2024 had a slight impact on loan origination volume in the first quarter of 2025, with a minor increase in refinancings as a percentage of total loan origination volume when compared to the first quarter of 2024. During the first quarter of 2025, average mortgage interest rates increased slightly approximating average mortgage rates during the first quarter of 2024. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from home purchases and refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2024 and through the first three months of 2025, certain events initially triggered as early as 2022 have continued to challenge total mortgage market origination volumes because of their effect on the economy, including an increase in average interest rates during this period when compared to the average of the three years prior to 2023, the Federal Reserve’s actions and communications, and geopolitical events. More recently, the Unites States government’s position on increasing tariffs on foreign imports and reciprocal tariffs imposed by numerous United States foreign trading partners on United States exports have added to uncertainties associated with the economy. These events have also adversely impacted the willingness and ability of the mortgage origination segment’s customers to conduct mortgage transactions. Specifically, current home inventory shortages, which have recently shown a slight improvement, and affordability challenges are impacting customers’ abilities to purchase homes. Between September 2024 and December 2024, the Federal Reserve cut the target range for the federal funds rate by 100 basis points to 4.25% - 4.5%. These were the first reductions since March 2022 when the target range was 0.25% - 0.50%. No Federal Reserve cuts were made during the first quarter of 2025. Despite the reduction in the federal fund rate since September 2024, average mortgage interest rates increased during the first quarter of 2025, which hampered mortgage production. We expect loan production during the second quarter of 2025 to improve primarily due to seasonally higher home purchase activity.

PrimeLending continues to evaluate its cost structure to address the current mortgage environment and we believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. The mortgage origination segment experienced operating losses during 2024 which continued into the first quarter of 2025 due to conditions and challenges discussed in detail within this discussion of segment results. In light of these current macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s leverage ratio is below 6% (the “GNMA leverage ratio”). If this occurs, certain additional financial reporting submissions are required. During the first quarter of 2024, the HUD operating loss ratio was 22.6%, while during the second quarter of 2024, PrimeLending reported a HUD operating gain. During the third and fourth quarters of 2024, the operating loss ratios were below the 20% threshold at 14.4% and 16.6%, respectively. During the first quarter of 2025, the HUD operating loss ratio remained below the 20% threshold at 12.9%. During the first and second quarters of 2024, the GNMA leverage ratio decreased to 5.56% and 4.41%, respectively. Including two $10 million capital infusions received by PrimeLending from its parent company, PlainsCapital Bank, in September and December 2024, the GNMA leverage ratio increased to 6.38% and 6.36% during the third and fourth quarters of 2024, respectively. During March of 2025, PrimeLending received an additional $10 million capital infusion from PlainsCapital Bank and the GNMA leverage ratio remained above the required 6% at 7.12%. Any of these trends requiring notification to GNMA and HUD have been reported to those entities, respectively. Such capital infusions are likely in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During the first quarter of 2024, the FNMA/FHLMC capital ratio exceeded the required 6%, however during the second quarter of 2024, the FNMA/FHLMC capital ratio decreased to 5.52%. During the third and fourth quarters of 2024 and the first quarter of 2025, the capital ratio, including the capital infusions previously noted, exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the first, second, third and fourth quarters of 2024, PrimeLending experienced four consecutive quarterly losses; the loss ratio during these periods were 37.5%, 28.9%, 23.9% and 13.7%, respectively. PrimeLending also recognized four consecutive quarterly losses during the first quarter of 2025; the loss ratio during this period, including the $10 million capital infusion in March 2025, was 10.5%. Any of these trends requiring notification to FNMA and FHLMC have been reported to those entities, respectively.

The loss before income taxes decreased during the three months ended March 31, 2025, compared with the same period in 2024. The decrease was primarily the result of decreases in noninterest expense and net interest expense.

During 2022 and continuing through the fourth quarter of 2023, the average quarterly U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During the first quarter of 2024 both average quarterly rates decreased slightly and then continued to fluctuate modestly through the first quarter of 2025. More specifically average interest rates during the three months ended March 31, 2025 were relatively flat compared to average interest rates during the same period in 2024. Refinancing volume as a percentage of total origination volume was higher during the three months ended March 31, 2025 at 12.3%, as compared to 7.6% during the same period in 2024. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2025, as compared to 2024, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2025, funded volume through ABAs was approximately 13% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to continue to approximate 13% of loan volume of the mortgage origination segment during the remainder of 2025.

The following table provides further details regarding our mortgage loan originations and sales for the periods indicated below (dollars in thousands). Loan volumes associated with mortgage loan transactions facilitated between PrimeLending and third-party mortgage lenders when requested products are not offered by PrimeLending are included in mortgage loan origination units and volume and are not included in mortgage loan sales volume below.

	Three Months Ended March 31,
	2025		2024
		% of		% of	Variance
	Amount	Total	Amount	Total	2025 vs 2024
Mortgage Loan Originations - units	5,373		5,411		(38)

Mortgage Loan Originations - volume:
Conventional	$965,203	55.40%	$1,016,197	60.62%	$(50,994)
Government	401,187	23.03%	400,360	23.88%	827
Jumbo	118,092	6.78%	64,918	3.87%	53,174
Other	257,859	14.79%	195,011	11.63%	62,848
	$1,742,341	100.00%	$1,676,486	100.00%	$65,855

Home purchases	$1,528,560	87.73%	$1,548,941	92.39%	$(20,381)
Refinancings	213,781	12.27%	127,545	7.61%	86,236
	$1,742,341	100.00%	$1,676,486	100.00%	$65,855

Texas	$548,610	31.49%	$577,293	34.43%	$(28,683)
California	136,394	7.83%	119,208	7.11%	17,186
South Carolina	96,877	5.56%	81,610	4.87%	15,267
Florida	73,348	4.21%	71,376	4.26%	1,972
New York	66,602	3.82%	68,064	4.06%	(1,462)
Missouri	65,180	3.74%	68,434	4.08%	(3,254)
Arizona	59,758	3.43%	59,190	3.53%	568
Ohio	56,050	3.22%	45,502	2.71%	10,548
Washington	47,147	2.71%	44,592	2.66%	2,555
Colorado	38,303	2.20%	27,189	1.62%	11,114
All other states	554,072	31.79%	514,028	30.67%	40,044
	$1,742,341	100.00%	$1,676,486	100.00%	$65,855

Mortgage Loan Sales - volume:
Third parties	$1,682,048	96.42%	$1,717,529	98.15%	$(35,481)
Banking segment	62,507	3.58%	32,328	1.85%	30,179
	$1,744,555	100.00%	$1,749,857	100.00%	$(5,302)

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

The mortgage origination segment’s total loan origination volume increased 3.9% during the three months ended March 31, 2025, compared to the same period in 2024, while the loss before taxes decreased 49.7% during the same period. The decrease in loss before income taxes during the three months ended March 31, 2025, when compared to the same period in 2024, was primarily due to decreases in the loss on the change in the net fair value and related derivative activity related to mortgage servicing rights assets, servicing fee expense, net interest expense and segment operating costs, partially offset by a decrease in mortgage loan origination fees and other related income, a decrease in services fees and an increase in variable compensation.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended March 31,
	2025	2024
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	222	216
Broker fee income (1)	10	5
Impact of loans retained by banking segment	(8)	(5)
As reported	224	216
Variable compensation as a percentage of total compensation	46.6%	42.1%
Mortgage servicing rights asset ($000's) (end of period) (2)	$6,903	$95,591
(1)	Broker fee income is earned by the mortgage origination segment for facilitating mortgage loan transactions between PrimeLending customers and third-party mortgage lenders when the requested loan products are not offered by PrimeLending.
(2)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit with the Bank, and related intercompany financing costs. Net interest expense decreased during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a decrease in the negative net interest margin.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2025	2024	2025 vs 2024
Net gains from sale of loans	$38,996	$37,881	$1,115
Mortgage loan origination fees and other related income	22,451	26,438	(3,987)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	5,616	4,177	1,439
Mortgage servicing rights asset	(258)	(10,045)	9,787
Servicing fees	970	8,249	(7,279)
Total noninterest income	$67,775	$66,700	$1,075

Net gains from sale of loans increased 2.9%, while total loans sales volume was flat during the three months ended March 31, 2025, compared with the same period in 2024. The increase in net gains from sales of loans was primarily the result of a slight increase in average loan sale margin.

The 15.1% decrease in mortgage loan origination fees during the three months ended March 31, 2025, compared with the same period in 2024, was primarily the result of a decrease in average mortgage loan origination fees, partially offset by a slight increase in loan origination volume.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended March 31, 2025 and 2024 were $62.5 million and $32.3 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The increase in net fair value of IRLCs and loans held for sale during the three months ended March 31, 2025, was the result of an increase in the total volume of individual IRLCs and loans held for sale, and to a lesser extent, an increase in the average value of individual IRLCs and loans held for sale during the current quarter.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three months ended March 31, 2025, PrimeLending retained servicing on approximately 6% of loans sold, compared with approximately 10% of loans sold during the same period in 2024. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. During the three months ended March 31, 2025, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $0.1 million.

During the three months ended March 31, 2024, the operating results of the mortgage origination segment were negatively impacted by a decrease of $7.3 million related to a change in the prepayment rates used as inputs to value the MSR asset and to reflect the difference between the MSR carrying value and the sales price reflected in a signed letter of intent, as well as losses of $5.7 million generated by the derivatives used to hedge the MSR. The remaining fluctuations in the net fair value of the MSR asset during the period was primarily due to net gains of $2.9 million driven by net changes in long-term U.S. Treasury bond rates and customer payoffs. During 2024, the mortgage origination segment sold aggregate MSR assets of $87.3 million, which represented $5.2 billion of its serviced loan volume at the time. During the fourth quarter of 2024 and the first quarter of 2025, the mortgage origination segment expensed $1.1 million and $0.8 million, respectively, for amounts paid to the purchasers of these MSR assets for loans included in the sale which prepaid within a defined period of time outlined in the sale agreements. As of March 31, 2025, the mortgage origination segment serviced approximately $477 million of loan volume, valued at $6.9 million. PrimeLending does not currently expect the level of MSR assets to be significant in the short-term.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2025	2024	2025 vs 2024
Variable compensation	$24,832	$22,188	$2,644
Non-variable compensation and benefits	28,507	30,506	(1,999)
Segment operating costs	17,868	20,284	(2,416)
Lender paid closing costs	2,500	1,258	1,242
Servicing expense	953	4,662	(3,709)
Total noninterest expense	$74,660	$78,898	$(4,238)

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

While total loan origination volume increased 3.9% during the three months ended March 31, 2025, compared to the same period in 2024, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased by 6.6% during the same period. This decrease during the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to a decrease in salaries associated with reductions in underwriting and loan fulfillment, operations and corporate staff as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. Segment operating costs decreased during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to decreases in external legal and occupancy expense.

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

Between January 1, 2016 and March 31, 2025, the mortgage origination segment sold mortgage loans totaling $133.0 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2016, it does not anticipate experiencing significant losses in the future on loans originated prior to 2016 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2016 and March 31, 2025 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$250,729	0.19%	$—	-%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	205,494	0.15%	24,533	0.02%
	$456,223	0.34%	$24,533	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the second quarter of 2024, PrimeLending increased the indemnification reserve rate applied to loans sold subsequent to April 30, 2024, to address recent loss trends. During the first quarter of 2025, there was no adjustment made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At March 31, 2025 and December 31, 2024, the mortgage origination segment’s total indemnification liability reserve totaled $8.0 million and $8.1 million, respectively. The related provision for indemnification losses was $0.7 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended March 31,		Variance
	2025	2024	2025 vs 2024
Net interest income (expense)	$(869)	$(3,103)	$2,234
Noninterest income	43,379	5,785	37,594
Noninterest expense	25,891	17,384	8,507
Income (loss) before income taxes	$16,619	$(14,702)	$31,321

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, and industrial equipment manufacturing, with an aggregate carrying value of approximately $69 million at March 31, 2025.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three months ended March 31, 2025 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended March 31, 2025 and 2024 included recurring quarterly interest expense of $3.1 million incurred on our $50 million aggregate principal amount of subordinated notes due 2030 (“2030 Subordinated Notes”) and on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”). Interest expense during the three months ended March 31, 2025 and 2024 also included interest expense of $0.6 million and $1.9 million on our outstanding Senior Notes that were redeemed on January 15, 2025.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the three months ended March 31, 2025, noninterest income included a preliminary pre-tax gain of $30.5 million ($23.6 million net of tax) related to the sale of operations associated with our aggregate interest in Moser Holdings, LLC, while during the three months ended March 31, 2024, noninterest income included a pre-tax gain of $2.8 million associated with the sale of a merchant bank equity investment.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended March 31, 2025, noninterest expenses increased, compared to the same period in 2024, primarily due to increases associated with employees’ compensation and benefits driven by variable compensation associated with the sale of our aggregate interest in Moser Holdings, LLC.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2025, as compared with December 31, 2024.

Securities Portfolio

At March 31, 2025, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2025	2024
Trading securities, at fair value
U.S. Treasury securities	$—	$2,553
U.S. government agencies:
Bonds	20,735	9,984
Residential mortgage-backed securities	149,393	35,440
Collateralized mortgage obligations	115,415	125,515
Other	1,468	19,877
Corporate debt securities	43,821	60,594
States and political subdivisions	289,923	244,076
Private-label securitized product	14,202	16,208
Other	12,201	10,669
	647,158	524,916
Securities available for sale, at fair value
U.S. Treasury securities	4,815	4,762
U.S. government agencies:
Bonds	103,513	111,868
Residential mortgage-backed securities	360,249	341,186
Commercial mortgage-backed securities	217,398	220,327
Collateralized mortgage obligations	658,639	657,600
Corporate debt securities	30,554	29,816
States and political subdivisions	30,002	30,990
	1,405,170	1,396,549
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	250,486	255,880
Commercial mortgage-backed securities	156,646	147,696
Collateralized mortgage obligations	278,144	257,230
States and political subdivisions	77,093	77,093
	762,369	737,899

Equity securities, at fair value	286	297
Total securities portfolio	$2,814,983	$2,659,661

We had net unrealized losses of $87.4 million and $101.9 million at March 31, 2025 and December 31, 2024, respectively, related to the available for sale investment portfolio, and net unrealized losses of $74.9 million and $88.0 million at March 31, 2025 and December 31, 2024, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.2 million at March 31, 2025 and December 31, 2024, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2025, the banking segment’s securities portfolio of $2.1 billion was comprised of trading securities of $0.7 million, available for sale securities of $1.4 billion, held to maturity securities of $762.4 million and equity securities of $0.3 million, in addition to $10.5 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $646.4 million at March 31, 2025. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $63.2 million at March 31, 2025.

Corporate

At March 31, 2025, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $30.6 million and other assets of $39.1 million within the consolidated balance sheet.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2025. In addition, as of March 31, 2025, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at March 31, 2025.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	March 31,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$1,938,960	$1,921,691
Owner occupied	1,446,177	1,435,945
Commercial and industrial	1,499,982	1,541,940
Construction and land development	889,941	866,245
1-4 family residential	1,840,008	1,792,602
Consumer	27,486	28,410
Broker-dealer	324,223	363,718
Loans held for investment, gross	7,966,777	7,950,551
Allowance for credit losses	(106,197)	(101,116)
Loans held for investment, net of allowance	$7,860,580	$7,849,435

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” set forth in Part II, Item 7 of our 2024 Form 10-K and further within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” below, the banking segment’s credit policies emphasize strong underwriting and governance standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate potential losses.

To manage the credit risks associated with its loan portfolio, management may, depending upon current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower’s financial condition, including cash flow, collateral values, and guarantees, among other credit factors.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.3 billion and $8.3 billion at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $739.1 million was drawn. At December 31, 2024, amounts drawn on the available warehouse lines of credit was $0.8 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at March 31, 2025, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of March 31, 2025 (in thousands). There have not been significant changes in the real estate loan portfolio since December 31, 2024.

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$146,908	$222,703	$28,423	$14,374	$22,792	$2,339	$55,033	$309	$492,881
Retail	149,547	75,849	26,814	26,007	19,722	6,754	27,301	8,606	340,600
Hotel/Motel	32,097	24,012	33,719	16,991	94	16,256	34,856	13,602	171,627
Multifamily	52,748	53,122	38,134	49,377	47,377	33,799	53,979	16,380	344,916
Industrial	111,319	57,576	8,924	4,480	2,444	677	22,628	6,930	214,978
All other	107,026	61,943	27,486	7,261	25,010	47,249	80,496	17,487	373,958
	$599,645	$495,205	$163,500	$118,490	$117,439	$107,074	$274,293	$63,314	$1,938,960
Owner occupied:
Office	$142,683	$95,229	$25,914	$16,643	$32,702	$7,288	$10,384	$2,716	$333,559
Retail	9,065	15,931	3,011	955	1,187	140	3,797	941	35,027
Industrial	193,205	38,153	30,458	8,663	20,790	6,522	29,190	19,979	346,960
All other	325,250	75,042	74,694	24,104	48,630	13,345	146,740	22,826	730,631
	$670,203	$224,355	$134,077	$50,365	$103,309	$27,295	$190,111	$46,462	$1,446,177
Total commercial real estate loans	$1,269,848	$719,560	$297,577	$168,855	$220,748	$134,369	$464,404	$109,776	$3,385,137

At March 31, 2025, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 44.3%, 24.1% and 11.6%, respectively, of the banking segment’s total loans held for investment at March 31, 2025. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2025.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At March 31, 2025, the Bank’s energy loan exposure was approximately $60 million of loans held for investment with unfunded commitment balances of approximately $22 million. The allowance for credit losses on the Bank’s energy portfolio was $0.4 million, or 0.7% of loans held for investment at March 31, 2025.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	March 31, 2025
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$818,847	$878,247	$241,866	$—	$1,938,960
Owner occupied	430,648	557,016	446,519	11,994	1,446,177
Commercial and industrial	1,871,317	312,760	59,626	—	2,243,703
Construction and land development	764,576	111,631	12,899	835	889,941
1-4 family residential	226,812	715,718	203,572	693,906	1,840,008
Consumer	15,925	11,444	109	8	27,486
Total	$4,128,125	$2,586,816	$964,591	$706,743	$8,386,275

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
March 31, 2025	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$667,553	$452,560	$1,120,113
Owner occupied	680,534	334,994	1,015,528
Commercial and industrial	267,595	104,792	372,387
Construction and land development	51,669	73,696	125,365
1-4 family residential	904,424	708,772	1,613,196
Consumer	11,560	1	11,561
Total	$2,583,335	$1,674,815	$4,258,150

In the table above, floating interest rate loans totaling $334.0 million as of March 31, 2025 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $324.2 million and $363.7 million at March 31, 2025 and December 31, 2024, respectively. This decrease from December 31, 2024 to March 31, 2025 was primarily attributable to a decrease of $46.5 million, or 31%, in receivables from correspondents, partially offset by an increase of $7.9 million, or 4%, in customer margin accounts.

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

	March 31,	December 31,
	2025	2024
Loans held for sale:
Unpaid principal balance	$708,777	$802,987
Fair value adjustment	13,833	6,795
	$722,610	$809,782
IRLCs:
Unpaid principal balance	$740,393	$384,528
Fair value adjustment	12,897	2,942
	$753,290	$387,470

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2025 and December 31, 2024 were $1.1 billion and $932.6 million, respectively, while the related estimated fair values were ($2.5) million and $6.4 million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Estimates” set forth in Part II, Item 7 of our 2024 Form 10-K.

Loans Held for Investment

The Bank has lending policies in place with the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan. As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” set forth in Part II, Item 7 of our 2024 Form 10-K, the Bank’s underwriting procedures address financial components based on the size and complexity of the credit, while the Bank’s loan policy provides specific underwriting guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of March 31, 2025, we utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in March 2025. During our previous quarterly macroeconomic assessment as of December 31, 2024, we utilized the same single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in December 2024. Management determined it appropriate to utilize the S5 macroeconomic alternative scenario as of March 31, 2025 given the combination of the ongoing resilience of the U.S. economy, continued moderation of inflation, and the potential impact of tariffs and reciprocal tariffs best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast, and based on the single macroeconomic alternative scenario selected for respective period, to determine our best estimate of expected credit losses.

		As of
		March 31,	December 31,	September 30,	June 30,	March 31,
		2025	2024	2024	2024	2024
GDP growth rates:
	Q1 2024					2.4%
	Q2 2024				2.1%	0.7%
	Q3 2024			2.0%	1.2%	0.4%
	Q4 2024		2.6%	1.3%	0.6%	0.0%
	Q1 2025	1.2%	1.2%	1.2%	1.0%	(1.8)%
	Q2 2025	1.1%	1.0%	1.5%	(2.0)%	(2.8)%
	Q3 2025	1.1%	0.3%	1.5%	(2.5)%	(1.7)%
	Q4 2025	0.8%	0.6%	1.5%	(1.3)%
	Q1 2026	0.8%	0.9%	1.5%
	Q2 2026	1.4%	0.9%
	Q3 2026	1.9%

Unemployment rates:
	Q1 2024					3.8%
	Q2 2024				4.0%	4.0%
	Q3 2024			4.3%	4.1%	4.0%
	Q4 2024		4.2%	4.4%	4.1%	4.0%
	Q1 2025	4.1%	4.4%	4.7%	4.1%	4.8%
	Q2 2025	4.2%	4.6%	4.9%	4.8%	5.6%
	Q3 2025	4.6%	4.9%	5.2%	5.6%	6.0%
	Q4 2025	5.0%	5.1%	5.2%	6.0%
	Q1 2026	5.3%	5.2%	5.1%
	Q2 2026	5.5%	5.1%
	Q3 2026	5.4%

As of March 31, 2025, our U.S. economic forecast assumes elevated borrowing costs reduce credit-sensitive spending, tariffs and immigration policy weaken the economy, and concerns grow about broader international conflicts. As a result, the economy underperforms in the long run. The changes in real GDP on an annual average basis are 1.7% in 2025 and 1.2% in 2026. The unemployment rate increases in the second half of 2025 and reaches a peak of 5.5% in the first half of 2026 before slowly receding. Our forecast considers the potential for monetary policy to ease from the Federal Reserve with the federal funds rate at 3.7% by year end 2025 and 2.9% by year end 2026. Vacancy rates for certain commercial real estate sectors remain elevated, and the interest rate outlook challenges the recovery.

Since December 31, 2024, we updated our U.S. economic outlook to reflect our expectations of a period of below trend economic growth beginning in 2025. For the fourth quarter of 2024, real GDP growth was 2.4% annualized, which is higher than the long-term trend, but a deceleration from the third quarter of 2024. The Federal Reserve has paused rate cuts as they balance above-target inflation and labor market health. Trade policy changes add uncertainty to the outlook.

During the three months ended March 31, 2025, the provision for credit losses was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans within the banking segment since the prior quarter. Specific to the Bank, the net impact to the allowance of changes associated with individually and collectively evaluated loans during the three months ended March 31, 2025 included a provision for credit losses of $1.7 million and $7.7 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three months ended March 31, 2025 were also impacted by net charge-offs of $4.3 million.

As noted above, the combined impacts of loan portfolio changes and specific reserves within the banking segment and net charge-offs and changes in the U.S. economic outlook since December 31, 2024 have resulted in a net increase in the allowance at March 31, 2025, compared to December 31, 2024. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.43% and 1.37% as of March 31, 2025 and December 31, 2024, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at March 31, 2025, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic forecast could adversely impact borrower cash flows and result in increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings and auto note financing, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

cv
			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
March 31, 2025	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$1,938,960	$34,703	1.79%
Owner occupied (2)	1,446,177	35,370	2.45%
Commercial and industrial (3)	1,266,835	23,233	1.83%
Construction and land development (4)	889,941	7,291	0.82%
Total commercial loans	5,541,913	100,597	1.82%

1-4 family residential	1,840,008	4,988	0.27%
Consumer	27,486	479	1.74%
Total retail loans	1,867,494	5,467	0.29%

Total commercial and retail loans	7,409,407	106,064	1.43%

Broker-dealer	324,223	16	0.00%
Mortgage warehouse lending	233,147	117	0.05%
Total loans held for investment	$7,966,777	$106,197	1.33%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At March 31, 2025, the office, retail and hotel/motel loans held for investment balances of approximately $493 million, $341 million and $172 million, respectively, had an allowance for credit losses of approximately $18 million, $3 million and $2 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 3.6%, 0.8% and 1.5%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At March 31, 2025, the industrial and office loans held for investment balances of approximately $347 million and $334 million, respectively, had an allowance for credit losses of approximately $8 million and $8 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.4% and 2.3%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At March 31, 2025, the auto note financing loans held for investment balance of approximately $85 million had an allowance for credit losses of approximately $4 million, and an allowance for credit losses as a percentage of total loans held for investment of 4.3%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At March 31, 2025, the retail and office loans held for investment balances of approximately $39 million and $30 million, respectively, had an allowance for credit losses of approximately $0.5 million and $0.4 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.2% and 1.4%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of March 31, 2025, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from international armed conflicts recede faster than expected and the impact of tariffs on the economy will be less than expected. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow 3.5% in the second quarter of 2025, 3.1% in the third quarter of 2025, 2.9% in the fourth quarter of 2025, and 2.7% in the first quarter of 2026. Average unemployment rates are expected to decline to 3.5% by the second quarter of 2025 and to 3.2% by the fourth quarter of 2025 before reverting to historical data. Inflation is expected to trend back toward the Federal Reserve’s target sooner than expected, and we expect the federal funds rate to peak at 4.4% during 2025.

Compared to our economic forecast, the downside scenario assumes the combination of tariffs, reciprocal tariffs, and rising inflation causes the economy to fall into recession in the second quarter of 2025. Real GDP is expected to decrease 3.2% in the second quarter of 2025, 3.4% in the third quarter of 2025, and 3.7% in the fourth quarter of 2025. Average unemployment rates are expected to increase to 5.9% by the second quarter of 2025 and to 8.3% by the second quarter of 2026, and then revert back to historical average rates over time. The Federal Reserve increases the federal funds rate to control rising inflation to a 5.1% target by the third quarter of 2025 and then reduces it to support the economy to a 3.1% target by the first quarter of 2026.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $20 million or a weighted average expected loss rate of 1.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $52 million or a weighted average expected loss rate of 2.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, the impact of tariffs, and international armed conflicts and their impact on supply chains, the U.S elections and other various fiscal and monetary policy decisions. The sensitivities of many of these assumptions are often correlated and nonlinear so these results should not be simply extrapolated to estimate the allowance for credit losses accurately for more severe changes in economic scenarios. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses and selected credit metrics within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown within the allowance for credit losses below occurred within the banking segment.

	Three Months Ended March 31,
	2025	2024
Loans Held for Investment:
Balance, beginning of period	$101,116	$111,413
Provision for (reversal of) credit losses	9,338	(2,871)
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—
Owner occupied	8	9
Commercial and industrial	121	342
Construction and land development	—	1
1-4 family residential	8	11
Consumer	23	37
Broker-dealer	—	—
Total recoveries	160	400
Loans charged off:
Commercial real estate:
Non-owner occupied	918	1,647
Owner occupied	—	—
Commercial and industrial	3,432	2,983
Construction and land development	—	—
1-4 family residential	—	—
Consumer	67	81
Broker-dealer	—	—
Total charge-offs	4,417	4,711
Net recoveries (charge-offs)	(4,257)	(4,311)
Balance, end of period	$106,197	$104,231

Average loans held for investment for the period	$7,890,745	$7,835,647
Total loans held for investment (end of period)	$7,966,777	$8,062,693

Loans Held for Sale:
Average loans held for sale for the period	$709,094	$802,098
Total loans held for sale (end of period)	$818,328	$842,324

Selected Credit Metrics:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.22)%	(0.22)%
Non-accrual loans:
Loans held for investment (end of period)	$77,014	$28,655
Loans held for sale (end of period)	$4,463	$36,081
Non-accrual loans to total loans (end of period)	0.93%	0.73%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)	1.21%	1.17%
Total loans held for investment (end of period)	1.33%	1.29%
Total non-accrual loans (end of period)	130.34%	161.01%
Non-accrual loans held for investment (end of period)	137.89%	363.74%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following table for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment decreased by $7.4 million from December 31, 2024 to March 31, 2025. This decrease was primarily due to decreases in commercial and industrial loans and commercial real estate non-owner occupied loans, partially offset by an increase in 1-4 family residential loans.

The following tables present additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended March 31, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$34,703	$(918)	$1,944,242	(0.19)%
Owner occupied	35,370	8	1,443,166	—%
Commercial and industrial	23,350	(3,311)	1,465,173	(0.91)%
Construction and land development	7,291	—	884,952	—%
1-4 Family Residential	4,988	8	1,824,180	—%
Consumer	479	(44)	24,194	(0.73)%
Broker-Dealer	16	—	304,838	—%
Total	$106,197	$(4,257)	$7,890,745	(0.22)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended March 31, 2024	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$39,563	$(1,647)	$1,924,815	(0.34)%
Owner occupied	28,737	9	1,454,536	—%
Commercial and industrial	16,552	(2,641)	1,558,940	(0.68)%
Construction and land development	10,008	1	986,800	—%
1-4 Family Residential	8,744	11	1,763,233	—%
Consumer	544	(44)	25,923	(0.68)%
Broker-Dealer	83	—	121,400	—%
Total	$104,231	$(4,311)	$7,835,647	(0.22)%

As previously discussed in detail within this section, the allowance for credit losses has fluctuated from period to period, which impacted the resulting ratios noted in the table above. For the periods presented, the changes in the allowance for credit losses primarily reflected loan portfolio changes, net charge-offs activity, and changes in the U.S. economic outlook. The distribution of the allowance for credit losses among loan types and the percentage of the loans for that type to gross loans, excluding unearned income, within our loan portfolio are presented in the table below (dollars in thousands).

	March 31, 2025		December 31, 2024
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$34,703	24.34%	$29,310	24.17%
Owner occupied	35,370	18.15%	33,112	18.06%
Commercial and industrial	23,350	18.83%	25,609	19.39%
Construction and land development	7,291	11.17%	7,161	10.90%
1-4 family residential	4,988	23.09%	5,327	22.55%
Consumer	479	0.35%	547	0.36%
Broker-dealer	16	4.07%	50	4.57%
Total	$106,197	100.00%	$101,116	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
Commercial real estate:
Non-owner occupied	$34,703	$29,310	$32,330	$37,321	$39,563
Owner occupied	35,370	33,112	34,378	32,772	28,737
Commercial and industrial	23,350	25,609	28,308	28,869	16,552
Construction and land development	7,291	7,161	7,924	7,594	10,008
1-4 family residential	4,988	5,327	7,161	7,912	8,744
Consumer	479	547	580	547	544
Broker-dealer	16	50	237	67	83
	$106,197	$101,116	$110,918	$115,082	$104,231

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$7,918	$8,876
Other noninterest expense	35	(580)
Balance, end of period	$7,953	$8,296

During the three months ended March 31, 2025, the increase in the reserve for unfunded commitments was primarily due to increases in commitment balances. The decrease in the reserve for unfunded commitments during the three months ended March 31, 2024 was primarily due to decreases in both commitment balances and expected loss rates.

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

At March 31, 2025, we had $207.0 million of potential problem loans, compared to $166.9 million at December 31, 2024. Our potential problem loans designated as substandard accrual at March 31, 2025 and December 31, 2024, totaled $133.2 million and $152.6 million, respectively. The decrease from December 31, 2024 to March 31, 2025 was primarily attributable to decreases in commercial and industrial loans, 1-4 family residential loans and construction and land development loans, partially offset by an increase in commercial real estate owner occupied loans. Of the $133.2 million of potential problem loans designated as substandard accrual at March 31, 2025, $47.7 million, $38.6 million and $22.2 million were associated with commercial real estate non-owner occupied loans, commercial real estate owner occupied loans and commercial and industrial loans, respectively, compared to $48.4 million, $37.3 million and $35.2 million, respectively, at December 31, 2024.

Potential problem loans designated as special mention were comprised of ten credit relationships totaling $73.8 million at March 31, 2025, compared with four credit relationships totaling $14.2 million at December 31, 2024. Of the $73.8 million of potential problem loans at March 31, 2025, $71.0 million was associated with five credit relationships included in our commercial and industrial loan portfolio, commercial real estate owner occupied loan portfolio, and commercial real estate non-owner occupied loan portfolio within the office industry subsector.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,
	2025	2024	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$4,241	$7,166	$(2,925)
Owner occupied	6,535	6,092	443
Commercial and industrial	51,987	59,025	(7,038)
Construction and land development	3,256	3,003	253
1-4 family residential	15,458	12,863	2,595
Consumer	—	—	—
Broker-dealer	—	—	—
Non-accrual loans	$81,477	$88,149	$(6,672)

Non-accrual loans as a percentage of total loans	0.93%	1.00%	(0.07)%

Other real estate owned	$7,682	$2,848	$4,834

Other repossessed assets	$—	$98	$(98)

Non-performing assets	$89,159	$91,095	$(1,936)

Non-performing assets as a percentage of total assets	0.56%	0.56%	—%

Loans past due 90 days or more and still accruing	$24,145	$22,090	$2,055

At March 31, 2025, non-accrual loans included 26 commercial and industrial relationships with loans secured by finance company notes receivable, accounts receivable, inventory and equipment. Commercial and industrial non-accrual loans decreased by $7.0 million from December 31, 2024 to March 31, 2025 primarily due to principal paydowns and the reclassification of a single non-accrual loan from commercial and industrial loans to commercial real estate non-owner occupied loans. Non-accrual loans at March 31, 2025 also included $4.5 million of loans secured by residential and commercial real estate which were classified as loans held for sale. At December 31, 2024, non-accrual loans included 27 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2024 also included $3.7 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) increased from December 31, 2024 to March 31, 2025, primarily due to additions totaling $4.9 million, partially offset by disposals and valuation adjustments totaling $0.1 million. At both March 31, 2025 and December 31, 2024, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended March 31, 2025 was 3.26%, compared to 3.51% during the three months ended December 31, 2024 and 3.93% during the three months ended March 31, 2024.

Given the cumulative 100-basis point decrease in interest rates since September 2024 and current deposit levels, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 64%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 53%. We expect that the Bank’s cost related to interest-bearing deposits during 2025 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,
	2025		2024
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,696,247	0.00%	$2,951,357	0.00%
Interest-bearing deposits:
Demand	6,717,906	2.86%	6,279,614	3.55%
Savings	229,378	1.00%	253,493	1.19%
Time	1,239,139	3.94%	1,215,526	4.24%
	8,186,423	2.97%	7,748,633	3.58%
Total deposits	$10,882,670	2.24%	$10,699,990	2.59%

The table above includes interest-bearing brokered deposits with balances of approximately $15.2 million at March 31, 2025, compared with approximately $15 million at December 31, 2024. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At March 31, 2025, total estimated uninsured deposits were $5.6 billion, or approximately 52% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $371.5 million and internal accounts of $485.8 million, were $4.8 billion, or approximately 44% of total deposits. Total estimated uninsured deposits were $5.7 billion, or approximately 52% of total deposits, as of December 31, 2024.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of March 31, 2025 (in thousands).

Months to maturity:
3 months or less	$139,968
3 months to 6 months	49,032
6 months to 12 months	47,572
Over 12 months	95,873
$332,445

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	March 31, 2025		December 31, 2024
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$705,008	4.13%	$834,023	4.64%
Notes payable	198,043	6.75%	347,667	4.22%
	$903,051	4.69%	$1,181,690	4.52%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at March 31, 2025, compared with December 31, 2024, primarily reflected decreases in federal funds purchased by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by an increase in commercial paper by the broker-dealer segment. Notes payable at March 31, 2025 was comprised of Subordinated Notes, net of origination fees, of $198.0 million, while notes payable at December 31, 2024 included Subordinated Notes, net of origination fees, of $198.0 million and Senior Notes, net of origination fees, of $149.7 million that were redeemed on January 15, 2025.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At March 31, 2025, Hilltop had $268.1 million in cash and cash equivalents, a decrease of $152.4 million from $420.5 million at December 31, 2024. This decrease in cash and cash equivalents was primarily due to cash outflows from the redemption of our senior notes, $33.3 million in stock repurchases, $11.6 million in cash dividends declared and other general corporate expenses, partially offset by the receipt of $50.0 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, we have the ability to redeem the 2030 Subordinated Notes, in whole or in part, beginning in May 2025, while all of our outstanding Senior Notes previously scheduled to mature in April 2025 were redeemed on January 15, 2025 using cash on hand.

Economic Environment

As previously discussed, operational and financial headwinds during 2024 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2025. The extent of the impact of uncertain economic conditions on our financial performance during the remainder of 2025, will depend in part on developments outside of our control, including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures, changes in the political environment, the impact of tariffs and reciprocal tariffs, and international armed conflicts and their impact on supply chains. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic and banking sector-related uncertainty and concerns associated with liquidity primarily due to bank failures during early 2023 and their respective negative impacts on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On April 24, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on May 22, 2025 to all common stockholders of record as of the close of business on May 8, 2025.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2025, Hilltop paid $33.3 million to repurchase an aggregate of 1,046,540 shares of our common stock at an average price of $31.80 per share pursuant to the stock repurchase program.

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

The 2030 Subordinated Notes bear interest at a rate of 5.75% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2030 Subordinated Notes will reset quarterly beginning May 15, 2025 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate, plus 5.68%, payable quarterly in arrears. The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At March 31, 2025, $200.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at March 31, 2025 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital
			Requirements Including	To Be Well
	March 31, 2025		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,306,947	10.22%	4.0%	5.0%
Hilltop	2,027,974	12.86%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,306,947	15.14%	7.0%	6.5%
Hilltop	2,027,974	21.29%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,306,947	15.14%	8.5%	8.0%
Hilltop	2,027,974	21.29%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,414,868	16.39%	10.5%	10.0%
Hilltop	2,342,124	24.59%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item 1, of our 2024 Form 10-K.

Banking Segment

Within our banking segment, our primary uses of cash are for customer withdrawals and extensions of credit as well as our borrowing costs and other operating expenses. Historically, high-profile bank failures periodically increase market uncertainty and concerns associated with banking sector liquidity positions, increase regulatory scrutiny and underscore the importance of maintaining access to diverse sources of funding. Our corporate treasury group is responsible for continuously monitoring our deposit flows and balance sheet trends to ensure that our assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Our goal is to manage our liquidity position in a manner such that we can meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered time deposits, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

The above sources of liquidity allow the banking segment to meet increased liquidity demands without adversely affecting daily operations. The Bank’s borrowing capacity through access to secured funding sources is summarized in the following table (in millions). Available liquidity noted below does not include borrowing capacity available through the discount window at the Federal Reserve.

	March 31,	December 31,
	2025	2024
FHLB capacity	$4,106	$4,284
Investment portfolio (available)	1,394	1,397
Fed deposits (excess daily requirements)	1,536	2,053
	$7,036	$7,734

During the first quarter of 2025, our deposit funding costs declined due to the decrease in the rate paid on interest-bearing deposits, partially offset by continued competition for liquidity to combat deposit outflows. We are actively managing our overall deposit funding costs. Future decisions on the cost of deposits will be determined based on various factors including, but not limited to future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile, we anticipate that our cost of deposits will continue to trend modestly downward. At March 31, 2025, the Bank also accessed and included approximately $570 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 13.45% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 7.28% of the Bank’s total deposits at March 31, 2025. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. At March 31, 2025, Hilltop Securities had no borrowings under its credit arrangements or under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs. The Series 2019-2 CP Notes are issued in maximum aggregate amounts of $200 million. The CP Series 2024-1 CP Notes were initiated in December 2024 with the first issuances under this new program occurring in the first quarter of 2025. With these first issuances, there were no future issuances allowed under the Series 2019-1 CP Notes program. Until the final maturity of the Series 2019-1 CP Notes, expected in October 2025, the Series 2019-1 and Series 2024-1 CP notes are managed as a single program with a maximum aggregate amount of $300 million. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of March 31, 2025, the weighted average maturity of the CP Notes was 129 days at a rate of 5.02% with a weighted average remaining life of 65 days. At March 31, 2025, the aggregate amount outstanding under these secured arrangements was $240.0 million, which was collateralized by securities held for Hilltop Securities accounts valued at $264.2 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $704.0 million was drawn at March 31, 2025. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at March 31, 2025.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At March 31, 2025, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $35.1 million.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

Since December 31, 2024, there have been no material changes in other material contractual obligations disclosed within the section captioned “Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees” set forth in Part II, Item 7 of our 2024 Form 10-K.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.1 billion at March 31, 2025 and outstanding financial and performance standby letters of credit of $53.5 million at March 31, 2025.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. Inflationary pressures have moderated in recent periods with the inflation rate coming down from its peak with the expectation that there will be continued moderation of inflation during the remainder of 2025. Furthermore, a prolonged period of inflation has, and could continue to cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates, as summarized below, which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses and goodwill and identifiable intangible assets. Since December 31, 2024, there have been no changes in critical accounting estimates as further described under “Critical Accounting Estimates” in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2025 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2024 Form 10-K, except as discussed below.

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

	March 31, 2025
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,271,778	$1,266,332	$1,833,459	$623,435	$451,983	$8,446,987
Securities	439,623	197,438	440,622	329,723	883,065	2,290,471
Federal funds sold and securities purchased under agreements to resell	1,661,454	—	—	—	—	1,661,454
Other interest sensitive assets	13,911	—	—	—	59,619	73,530
Total interest sensitive assets	6,386,766	1,463,770	2,274,081	953,158	1,394,667	12,472,442

Interest sensitive liabilities:
Interest bearing checking	$6,590,115	$—	$—	$—	$—	$6,590,115
Savings	231,384	—	—	—	—	231,384
Time deposits	589,193	470,576	119,885	51,485	—	1,231,139
Notes payable and other borrowings	401,111	48	164	235	1,133	402,691
Total interest sensitive liabilities	7,811,803	470,624	120,049	51,720	1,133	8,455,329

Interest sensitivity gap	$(1,425,037)	$993,146	$2,154,032	$901,438	$1,393,534	$4,017,113

Cumulative interest sensitivity gap	$(1,425,037)	$(431,891)	$1,722,141	$2,623,579	$4,017,113

Percentage of cumulative gap to total interest sensitive assets	(11.43)%	(3.46)%	13.81%	21.04%	32.21%

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

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
March 31, 2025
	+200	$45,504	11.06%	$190,701	12.38%
	+100	$23,244	5.65%	$110,388	7.16%
	-50	$(11,239)	(2.73)%	$(77,724)	(5.04)%
	-100	$(22,074)	(5.37)%	$(167,624)	(10.88)%
	-200	$(30,831)	(7.49)%	$(368,152)	(23.89)%
December 31, 2024
	+200	$47,270	11.49%	$170,230	10.84%
	+100	$24,101	5.86%	$99,348	6.33%
	-50	$(11,409)	(2.77)%	$(70,531)	(4.49)%
	-100	$(21,983)	(5.34)%	$(149,355)	(9.51)%
	-200	$(28,730)	(6.99)%	$(337,987)	(21.53)%

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

	March 31, 2025
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$314	$20,203	$37,869	$231,537	$289,923
U.S. government and government agency obligations	3,857	(15,553)	(31,781)	266,672	223,195
Corporate obligations	9,240	11,182	19,738	17,797	57,957
Total debt securities	13,411	15,832	25,826	516,006	571,075
Corporate equity securities	—	—	—	—	—
Other	12,200	—	—	—	12,200
	$25,611	$15,832	$25,826	$516,006	$583,275

Weighted average yield
Municipal obligations	0.02%	5.66%	4.62%	5.02%	4.63%
U.S. government and government agency obligations	4.20%	3.42%	4.22%	6.09%	5.64%
Corporate obligations	4.95%	5.16%	5.25%	5.68%	5.32%

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

Consolidated

At March 31, 2025, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $200 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
March 31, 2025
	+200	$58,164	13.12%
	+100	$29,533	6.66%
	-50	$(14,208)	(3.21)%
	-100	$(27,939)	(6.30)%
	-200	$(50,011)	(11.29)%
December 31, 2024
	+200	$28,818	6.56%
	+100	$13,560	3.09%
	-50	$(26,356)	(6.00)%
	-100	$(46,457)	(10.58)%
	-200	$(59,571)	(13.57)%

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2024 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2025	—	$—	—	$100,000,000
February 1 - February 28, 2025	776,540	31.81	776,540	75,301,947
March 1 - March 31, 2025	270,000	31.69	270,000	66,744,661
Total	1,046,540	$31.78	1,046,540
(1)	In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we are authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
19.1*	Insider Trading Policy.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: April 28, 2025	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)