Form 10-Q
period 2025-06-30
Hilltop Holdings Inc.
filed 2025-07-25
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant's common stock outstanding at July 24, 2025 was 63,001,759.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$982,488	$2,298,977
Federal funds sold	650	650
Assets segregated for regulatory purposes	47,158	70,963
Securities purchased under agreements to resell	93,878	88,728
Securities:
Trading, at fair value	675,757	524,916
Available for sale, at fair value, net (amortized cost of $1,488,368 and $1,498,415, respectively)	1,408,347	1,396,549
Held to maturity, at amortized cost, net (fair value of $704,035 and $649,872, respectively)	771,641	737,899
Equity, at fair value	4,996	297
	2,860,741	2,659,661

Loans held for sale	979,875	858,665
Loans held for investment, net of unearned income	8,061,204	7,950,551
Allowance for credit losses	(97,961)	(101,116)
Loans held for investment, net	7,963,243	7,849,435

Broker-dealer and clearing organization receivables	1,469,628	1,452,366
Premises and equipment, net	139,179	148,245
Operating lease right-of-use assets	88,050	90,563
Mortgage servicing rights	7,887	5,723
Other assets	455,930	470,073
Goodwill	267,447	267,447
Other intangible assets, net	6,119	6,633
Total assets	$15,362,273	$16,268,129

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,790,958	$2,768,707
Interest-bearing	7,600,599	8,296,615
Total deposits	10,391,557	11,065,322

Broker-dealer and clearing organization payables	1,461,683	1,331,902
Short-term borrowings	734,508	834,023
Securities sold, not yet purchased, at fair value	59,766	57,234
Notes payable	148,475	347,667
Operating lease liabilities	104,972	109,103
Other liabilities	234,467	304,566
Total liabilities	13,135,428	14,049,817
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 63,001,298 and 64,967,984 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	630	650
Additional paid-in capital	1,022,474	1,052,219
Accumulated other comprehensive loss	(94,748)	(111,497)
Retained earnings	1,270,286	1,248,593
Total Hilltop stockholders' equity	2,198,642	2,189,965
Noncontrolling interests	28,203	28,347
Total stockholders' equity	2,226,845	2,218,312
Total liabilities and stockholders' equity	$15,362,273	$16,268,129

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$131,793	$138,627	$256,485	$272,958
Securities borrowed	20,544	20,306	36,353	40,867
Securities:
Taxable	25,811	25,289	50,593	51,530
Tax-exempt	3,087	2,389	5,700	4,804
Other	15,946	20,532	40,849	46,598
Total interest income	197,181	207,143	389,980	416,757

Interest expense:
Deposits	57,056	68,095	117,107	137,239
Securities loaned	17,662	18,669	32,398	37,708
Short-term borrowings	7,694	10,676	15,797	22,264
Notes payable	3,106	3,604	6,759	7,194
Other	989	2,449	2,128	5,081
Total interest expense	86,507	103,493	174,189	209,486

Net interest income	110,674	103,650	215,791	207,271
Provision for (reversal of) credit losses	(7,340)	10,934	1,998	8,063
Net interest income after provision for (reversal of) credit losses	118,014	92,716	213,793	199,208

Noninterest income:
Net gains from sale of loans and other mortgage production income	51,945	58,455	97,226	98,652
Mortgage loan origination fees	28,738	34,398	51,189	60,836
Securities commissions and fees	33,041	29,510	66,769	59,883
Investment and securities advisory fees and commissions	43,730	32,992	80,358	63,218
Other	35,180	37,950	110,432	92,334
Total noninterest income	192,634	193,305	405,974	374,923

Noninterest expense:
Employees' compensation and benefits	176,410	169,998	352,650	335,828
Occupancy and equipment, net	21,064	21,297	40,846	43,209
Professional services	10,820	10,270	14,934	20,001
Other	52,882	54,899	104,219	107,449
Total noninterest expense	261,176	256,464	512,649	506,487

Income before income taxes	49,472	29,557	107,118	67,644
Income tax expense	11,583	6,658	24,697	15,223
Net income	37,889	22,899	82,421	52,421
Less: Net income attributable to noncontrolling interest	1,816	2,566	4,232	4,420
Income attributable to Hilltop	$36,073	$20,333	$78,189	$48,001

Earnings per common share:
Basic	$0.57	$0.31	$1.22	$0.74
Diluted	$0.57	$0.31	$1.22	$0.74

Weighted average share information:
Basic	63,637	65,085	64,122	65,142
Diluted	63,638	65,086	64,124	65,149

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$37,889	$22,899	$82,421	$52,421
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(324), $(446), $(789) and $(352), respectively	(1,105)	(1,583)	(2,687)	(1,042)
Net unrealized gains on securities available for sale, net taxes of $1,633, $62, $4,989 and $539, respectively	5,717	692	16,858	606
Reclassification adjustment for gains (losses) included in net income, net taxes of $0, $0, $0 and $34, respectively	—	—	—	114
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $388, $398, $774 and $798, respectively	1,294	1,326	2,578	2,656
Comprehensive income	43,795	23,334	99,170	54,755
Less: comprehensive income attributable to noncontrolling interest	1,816	2,566	4,232	4,420

Comprehensive income applicable to Hilltop	$41,979	$20,768	$94,938	$50,335

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, March 31, 2024	65,267	$653	$1,049,831	$(119,606)	$1,201,013	$115	5	$(142)	$2,131,864	$27,566	$2,159,430
Net income	—	—	—	—	20,333	—	—	—	20,333	2,566	22,899
Other comprehensive income	—	—	—	435	—	—	—	—	435	—	435
Stock-based compensation expense	—	—	2,725	—	—	—	—	—	2,725	—	2,725
Common stock issued to board members	4	—	121	—	—	—	—	—	121	—	121
Issuance of common stock related to share-based awards, net	2	—	(18)	—	—	—	—	—	(18)	—	(18)
Repurchases of common stock	(320)	(3)	(5,136)	—	(4,784)	—	—	—	(9,923)	—	(9,923)
Dividends on common stock ($0.17 per share)	—	—	—	—	(11,095)	—	—	—	(11,095)	—	(11,095)
Deferred compensation plan	—	—	—	—	—	(114)	(5)	141	27	—	27
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,990)	(1,990)
Balance, June 30, 2024	64,953	$650	$1,047,523	$(119,171)	$1,205,467	$1	—	$(1)	$2,134,469	$28,142	$2,162,611

Balance, March 31, 2025	64,154	$642	$1,037,138	$(100,654)	$1,262,586	$—	—	$—	$2,199,712	$29,110	$2,228,822
Net income	—	—	—	—	36,073	—	—	—	36,073	1,816	37,889
Other comprehensive income	—	—	—	5,906	—	—	—	—	5,906	—	5,906
Stock-based compensation expense	—	—	3,858	—	—	—	—	—	3,858	—	3,858
Common stock issued to board members	3	—	75	—	—	—	—	—	75	—	75
Issuance of common stock related to share-based awards, net	2	—	(21)	—	—	—	—	—	(21)	—	(21)
Repurchases of common stock	(1,158)	(12)	(18,576)	—	(16,848)	—	—	—	(35,436)	—	(35,436)
Dividends on common stock ($0.18 per share)	—	—	—	—	(11,525)	—	—	—	(11,525)	—	(11,525)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,723)	(2,723)
Balance, June 30, 2025	63,001	$630	$1,022,474	$(94,748)	$1,270,286	$—	—	$—	$2,198,642	$28,203	$2,226,845

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	48,001	—	—	—	48,001	4,420	52,421
Other comprehensive income	—	—	—	2,334	—	—	—	—	2,334	—	2,334
Stock-based compensation expense	—	—	5,665	—	—	—	—	—	5,665	—	5,665
Common stock issued to board members	8	—	242	—	—	—	—	—	242	—	242
Issuance of common stock related to share-based awards, net	432	4	(2,773)	—	—	—	—	—	(2,769)	—	(2,769)
Repurchases of common stock	(640)	(6)	(10,273)	—	(9,585)	—	—	—	(19,864)	—	(19,864)
Dividends on common stock ($0.34 per share)	—	—	—	—	(22,171)	—	—	—	(22,171)	—	(22,171)
Deferred compensation plan	—	—	—	—	—	(227)	(10)	291	64	—	64
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,640)	(3,640)
Balance, June 30, 2024	64,953	$650	$1,047,523	$(119,171)	$1,205,467	$1	—	$(1)	$2,134,469	$28,142	$2,162,611

Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$—	—	$—	$2,189,965	$28,347	$2,218,312
Net income	—	—	—	—	78,189	—	—	—	78,189	4,232	82,421
Other comprehensive income	—	—	—	16,749	—	—	—	—	16,749	—	16,749
Stock-based compensation expense	—	—	7,467	—	—	—	—	—	7,467	—	7,467
Common stock issued to board members	7	—	196	—	—	—	—	—	196	—	196
Issuance of common stock related to share-based awards, net	230	2	(2,036)	—	—	—	—	—	(2,034)	—	(2,034)
Repurchases of common stock	(2,204)	(22)	(35,372)	—	(33,322)	—	—	—	(68,716)	—	(68,716)
Dividends on common stock ($0.36 per share)	—	—	—	—	(23,174)	—	—	—	(23,174)	—	(23,174)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,376)	(4,376)
Balance, June 30, 2025	63,001	$630	$1,022,474	$(94,748)	$1,270,286	$—	—	$—	$2,198,642	$28,203	$2,226,845

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$82,421	$52,421
Adjustments to reconcile net income to net cash used in operating activities:
Provision for (reversal of) credit losses	1,998	8,063
Depreciation, amortization and accretion, net	9,034	9,337
Net change in fair value of equity securities	375	—
Equity in earnings of merchant banking subsidiaries	(38,715)	(5,497)
Deferred income taxes	1,437	(12,245)
Other, net	7,176	475
Net change in securities purchased under agreements to resell	(5,150)	(31,903)
Net change in trading securities	(68,611)	(205,393)
Net change in broker-dealer and clearing organization receivables	17,016	272,512
Net change in other assets	(7,551)	(7,761)
Net change in broker-dealer and clearing organization payables	72,849	(159,361)
Net change in other liabilities	(84,180)	(45,746)
Net change in securities sold, not yet purchased	2,532	40,674
Proceeds from sale of mortgage servicing rights asset	—	45,129
Change in valuation of mortgage servicing rights asset	950	4,720
Net gains from sales of loans	(97,226)	(98,652)
Loans originated for sale	(4,884,155)	(4,642,556)
Proceeds from loans sold	4,761,039	4,411,324
Net cash used in operating activities	(228,761)	(364,459)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	52,612	38,011
Proceeds from sales, maturities and principal reductions of securities available for sale	135,940	94,697
Proceeds from sales, maturities and principal reductions of equity securities	1,475	10,339
Purchases of securities held to maturity	(83,639)	—
Purchases of securities available for sale	(114,497)	(24,039)
Net change in loans held for investment	(155,667)	(122,314)
Purchases of premises and equipment and other assets	(757)	(4,389)
Proceeds from sales and distributions of premises and equipment and other assets	68,673	7,102
Proceeds from sale of loans held for sale transferred from loans held for investment	—	30,103
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(1,656)	(13)
Net cash provided by (used in) investing activities	(97,516)	29,497
Financing Activities
Net change in deposits	(616,833)	(675,483)
Net change in short-term borrowings	(115,907)	(2,395)
Proceeds from long-term borrowings	555,941	—
Payments on long-term borrowings	(739,143)	—
Payments to repurchase common stock	(68,196)	(19,864)
Dividends paid on common stock	(23,174)	(22,171)
Net cash distributed to noncontrolling interest	(4,376)	(3,640)
Other, net	(2,329)	(3,234)
Net cash used in financing activities	(1,014,017)	(726,787)

Net change in cash, cash equivalents and restricted cash	(1,340,294)	(1,061,749)
Cash, cash equivalents and restricted cash, beginning of period	2,370,590	1,916,745
Cash, cash equivalents and restricted cash, end of period	$1,030,296	$854,996

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$982,488	$798,300
Federal funds sold	650	5,650
Assets segregated for regulatory purposes	47,158	51,046
Total cash, cash equivalents and restricted cash	$1,030,296	$854,996
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$177,550	$216,191
Cash paid for income taxes, net of refunds	$28,973	$10,506
Supplemental Schedule of Non-Cash Activities
Non-cash distributions from merchant banking investments	$9,521	$—
Conversion of loans to other real estate owned	$7,216	$2,871
Additions to mortgage servicing rights	$3,114	$6,089

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

2. Recently Issued Accounting Standards

Accounting Standards Adopted In 2025

In August 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-05 to require joint ventures to initially measure all contributions received and liabilities assumed upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after January 1, 2025. The Company adopted the provisions of the amendments as of January 1, 2025. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01 to clarify how an entity should determine whether a profits interest or similar award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. The amendments are effective in annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company adopted the provisions of the amendments as of January 1, 2025. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, to improve accounting consistency for the acquisition of a variable interest entity that is a business. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2025 and December 31, 2024, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $889.3 million and $809.8 million, respectively, and the unpaid principal balance of those loans was $869.8 million and $803.0 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2025	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,615	$667,142	$—	$675,757
Available for sale securities	—	1,376,428	31,919	1,408,347
Equity securities	4,996	—	—	4,996
Loans held for sale	—	885,913	45,012	930,925
Derivative assets	—	60,927	—	60,927
MSR asset	—	—	7,887	7,887
Equity investments	—	—	4,447	4,447
Securities sold, not yet purchased	43,410	16,356	—	59,766
Derivative liabilities	—	29,442	—	29,442

	Level 1	Level 2	Level 3	Total
December 31, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$11,001	$510,585	$3,330	$524,916
Available for sale securities	—	1,366,733	29,816	1,396,549
Equity securities	297	—	—	297
Loans held for sale	—	761,125	48,657	809,782
Derivative assets	—	67,821	—	67,821
MSR asset	—	—	5,723	5,723
Equity investments	—	—	22,015	22,015
Securities sold, not yet purchased	52,637	4,597	—	57,234
Derivative liabilities	—	11,290	—	11,290

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three Months Ended June 30, 2025
Trading securities	$666	$2,333	$(2,776)	$—	$(223)	$—	$—
Available for sale securities	30,554	—	—	—	928	437	31,919
Loans held for sale	45,360	5,497	(4,860)	—	(985)	—	45,012
MSR asset	6,903	1,348	—	—	(364)	—	7,887
Equity investments	21,260	—	(19,540)	—	2,727	—	4,447
Total	$104,743	$9,178	$(27,176)	$—	$2,083	$437	$89,265

Six Months Ended June 30, 2025
Trading securities	$3,330	$2,970	$(6,218)	$—	$(82)	$—	$—
Available for sale securities	29,816	—	—	—	1,666	437	31,919
Loans held for sale	48,657	9,903	(11,594)	—	(1,954)	—	45,012
MSR asset	5,723	3,114	—	—	(950)	—	7,887
Equity investments	22,015	—	(26,988)	—	9,420	—	4,447
Total	$109,541	$15,987	$(44,800)	$—	$8,100	$437	$89,265

Three Months Ended June 30, 2024
Available for sale securities	$20,814	$—	$—	$—	$616	$(285)	$21,145
Loans held for sale	51,795	20,765	(11,109)	—	(5,283)	—	56,168
Loans held for investment	11,211	—	(11,352)	—	141	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	95,591	2,778	(45,129)	—	(338)	—	52,902
Equity investments	19,540	—	—	—	—	—	19,540
Total	$199,771	$23,543	$(70,188)	$—	$(3,086)	$(285)	$149,755

Six Months Ended June 30, 2024
Available for sale securities	$24,418	$—	$(4,702)	$—	$1,251	$178	$21,145
Loans held for sale	38,036	46,107	(17,185)	—	(10,790)	—	56,168
Loans held for investment	10,858	—	(11,352)	—	494	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	96,662	6,089	(45,129)	—	(4,720)	—	52,902
Equity investments	19,540	—	—	—	—	—	19,540
Total	$190,334	$52,196	$(80,966)	$—	$(11,987)	$178	$149,755

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2025.

For material Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	June 30, 2025				December 31, 2024
Trading securities	$—	Discounted cash flow	Prepayment rate					10	-	12%	(11%)

Available for sale securities	25,274	Discounted cash flow	Discount rate	12.38	-	13.50%		12.75	-	14.00%
	6,645	Recent transaction	Recent transaction

Loans held for sale	45,012	Market comparable	Projected price	78	-	93%	(91%)	78	-	95%	(93%)

MSR asset	7,887	Discounted cash flow	Constant prepayment rate			10.61%				10.10%
			Discount rate			15.26%				14.89%

Equity investments	2,972	Market comparable	Market multiple			13.0x				12.5x
		Discounted cash flow	Discount rate			13.50%
	—	Market comparable	Market multiple					2.0x	-	5.4x
	1,475	Recent transaction	Recent transaction

The fair value of certain trading securities are measured using Level 3 inputs. Periodically, the Bank acquires certain government guaranteed loans under Small Business Administration (“SBA”) lending programs which are later securitized

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

into separate securities (“SBA Loans”), including SBA pools and interest only (“IO”) strips. The IO strips are reported at fair value using Level 3 inputs based upon projecting cash flows, which are then discounted to estimate the fair value. Prepayment rates are the most significant unobservable input.

The fair value of certain available for sale securities held by the Company’s merchant bank subsidiary are measured using the income approach with Level 3 inputs. The fair value of certain loans held for investment prior to the sale of such instruments during the second quarter of 2024 by the Company’s merchant bank subsidiary were measured, under the provisions of the Fair Value Option, using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

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

The following tables present the changes in fair value of material instruments recognized in the consolidated statements of operations that are accounted for under the Fair Value Option (in thousands).

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$5,601	$—	$5,601	$8,193	$—	$8,193
MSR asset	(364)	—	(364)	(338)	—	(338)
Equity investments	—	2,727	2,727	—	—	—

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Loans held for sale	$12,640	$—	$12,640	$(3,123)	$—	$(3,123)
Loans held for investment	—	—	—	94	—	94
MSR asset	(950)	—	(950)	(4,720)	—	(4,720)
Equity investments	—	2,972	2,972	—	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Financial Assets Measured at Fair Value on a Non-Recurring Basis

Real estate acquired through foreclosure (“OREO”) is recorded at the time of each property’s respective acquisition date using management’s estimate of fair value. The Company determines fair value primarily using independent appraisals of OREO properties, less estimated cost to sell. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The resulting fair value measurements are classified as Level 2 inputs. At June 30, 2025 and December 31, 2024, the estimated fair value of OREO was $9.1 million and $2.8 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded nominal losses during the three and six months ended June 30, 2025 and total gains of $0.1 million and $0.3 million during the three and six months ended June 30, 2024, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2025	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$983,138	$983,138	$—	$—	$983,138
Assets segregated for regulatory purposes	47,158	47,158	—	—	47,158
Securities purchased under agreements to resell	93,878	—	93,878	—	93,878
Held to maturity securities	771,641	—	704,035	—	704,035
Loans held for sale	48,950	—	6,741	44,155	50,896
Loans held for investment, net	7,963,244	—	329,440	7,843,386	8,172,826
Broker-dealer and clearing organization receivables	1,469,628	—	1,469,628	—	1,469,628
Other assets	70,975	—	70,975	—	70,975

Financial liabilities:
Deposits	10,391,557	—	10,384,682	—	10,384,682
Broker-dealer and clearing organization payables	1,461,683	—	1,461,683	—	1,461,683
Short-term borrowings	734,508	—	734,508	—	734,508
Debt	148,475	—	137,715	—	137,715
Other liabilities	13,843	—	13,843	—	13,843

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

The Company held equity investments other than securities of $18.1 million and $32.9 million at June 30, 2025 and December 31, 2024, respectively, which are included within other assets in the consolidated balance sheets. Of the $18.1 million of such equity investments held at June 30, 2025, $1.9 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$1,958	$6,608	$1,979	$6,608
Impairments and downward adjustments	(44)	(59)	(65)	(59)
Balance, end of period	$1,914	$6,549	$1,914	$6,549

Merchant Bank Transaction

In January 2025, the Company’s merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the noted transaction to sell the operations associated with the Company’s approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. The Company’s aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. A preliminary pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on the Company’s aggregate interest in Moser Holdings, LLC as a component of other noninterest income within the consolidated statements of operations. During the second quarter of 2025, the Company recorded additional net downward adjustments associated with its aggregate interest in Moser Holdings, LLC and the liquidation of a portion of the Atlas common stock of $3.4 million that resulted in an aggregate preliminary pre-tax gain during 2025 of $27.1 million ($21.0 million net of tax). The preliminary gain is subject to change given customary post-closing adjustments, changes in the market value of the stock consideration included in transaction given certain restrictions, and liquidation of Moser Holdings, LLC.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2025	2024
U.S. Treasury securities	$—	$2,553
U.S. government agencies:
Bonds	29,769	9,984
Residential mortgage-backed securities	105,982	35,440
Collateralized mortgage obligations	88,495	125,515
Other	48,030	19,877
Corporate debt securities	39,727	60,594
States and political subdivisions	333,817	244,076
Private-label securitized product	14,880	16,208
Other	15,057	10,669
Totals	$675,757	$524,916

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $59.8 million and $57.2 million at June 30, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2025	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,994	$—	$(141)	$4,853
U.S. government agencies:
Bonds	81,030	210	(320)	80,920
Residential mortgage-backed securities	415,814	830	(27,451)	389,193
Commercial mortgage-backed securities	233,758	506	(6,190)	228,074
Collateralized mortgage obligations	686,515	427	(44,760)	642,182
Corporate debt securities	31,805	543	(429)	31,919
States and political subdivisions	34,452	34	(3,280)	31,206
Totals	$1,488,368	$2,550	$(82,571)	$1,408,347

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,991	$—	$(229)	$4,762
U.S. government agencies:
Bonds	112,293	214	(639)	111,868
Residential mortgage-backed securities	379,651	35	(38,500)	341,186
Commercial mortgage-backed securities	226,326	161	(6,160)	220,327
Collateralized mortgage obligations	710,663	328	(53,391)	657,600
Corporate debt securities	30,139	215	(538)	29,816
States and political subdivisions	34,352	10	(3,372)	30,990
Totals	$1,498,415	$963	$(102,829)	$1,396,549

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2025	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$10,000	$—	$(4)	$9,996
Residential mortgage-backed securities	264,455	210	(23,073)	241,592
Commercial mortgage-backed securities	138,382	297	(7,490)	131,189
Collateralized mortgage obligations	280,673	269	(30,888)	250,054
States and political subdivisions	78,131	22	(6,949)	71,204
Totals	$771,641	$798	$(68,404)	$704,035

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$255,880	$—	$(31,621)	$224,259
Commercial mortgage-backed securities	147,696	—	(10,688)	137,008
Collateralized mortgage obligations	257,230	—	(38,269)	218,961
States and political subdivisions	77,093	32	(7,481)	69,644
Totals	$737,899	$32	$(88,059)	$649,872

Additionally, the Company had unrealized net losses of $0.3 million and unrealized net gains of $0.2 million at June 30, 2025 and December 31, 2024, respectively, from equity securities with fair values of $5.0 million and $0.3 million held at June 30, 2025 and December 31, 2024, respectively. The Company recognized net losses of $0.4 million and $0.1 million during the three months ended June 30, 2025 and 2024, and recognized net losses of $0.4 million and $0.1 million during the six months ended June 30, 2025 and 2024, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2025, the Company recorded losses of $0.1 million on sales of equity securities, while during the three and six months ended June 30, 2024, net gains recognized from equity securities sold were nominal.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,853	141	1	4,762	229
	1	4,853	141	1	4,762	229
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	4,991	6	5	32,699	54
Unrealized loss for twelve months or longer	13	48,387	314	14	63,719	585
	14	53,378	320	19	96,418	639
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	868	10	20	56,122	1,384
Unrealized loss for twelve months or longer	120	274,931	27,441	107	283,691	37,116
	122	275,799	27,451	127	339,813	38,500
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	22,884	70	3	34,539	70
Unrealized loss for twelve months or longer	18	189,231	6,120	20	197,203	6,090
	21	212,115	6,190	23	231,742	6,160
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	2	9,944	146
Unrealized loss for twelve months or longer	130	585,196	44,760	132	629,089	53,245
	130	585,196	44,760	134	639,033	53,391
Corporate debt securities:
Unrealized loss for less than twelve months	—	—	—	1	9,271	538
Unrealized loss for twelve months or longer	1	9,073	429	—	—	—
	1	9,073	429	1	9,271	538
States and political subdivisions:
Unrealized loss for less than twelve months	1	195	—	4	1,919	9
Unrealized loss for twelve months or longer	47	23,481	3,280	52	24,916	3,363
	48	23,676	3,280	56	26,835	3,372
Total available for sale:
Unrealized loss for less than twelve months	7	28,938	86	35	144,494	2,201
Unrealized loss for twelve months or longer	330	1,135,152	82,485	326	1,203,380	100,628
	337	$1,164,090	$82,571	361	$1,347,874	$102,829

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	1	$9,996	$4	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	—	—	—
	1	9,996	4	—	—	—
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	45	221,252	23,073	45	224,258	31,621
	45	221,252	23,073	45	224,258	31,621
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	22	116,572	7,490	26	137,009	10,688
	22	116,572	7,490	26	137,009	10,688
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	52	213,873	30,888	53	218,961	38,269
	52	213,873	30,888	53	218,961	38,269
States and political subdivisions:
Unrealized loss for less than twelve months	2	2,944	41	8	4,305	24
Unrealized loss for twelve months or longer	169	62,665	6,908	169	62,113	7,457
	171	65,609	6,949	177	66,418	7,481
Total held to maturity:
Unrealized loss for less than twelve months	3	12,940	45	8	4,305	24
Unrealized loss for twelve months or longer	288	614,362	68,359	293	642,341	88,035
	291	$627,302	$68,404	301	$646,646	$88,059

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2025 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$26,645	$26,532	$—	$—
Due after one year through five years	47,143	47,234	15,700	15,404
Due after five years through ten years	39,603	38,473	53,039	48,972
Due after ten years	38,890	36,659	19,392	16,824
	152,281	148,898	88,131	81,200

Residential mortgage-backed securities	415,814	389,193	264,455	241,592
Commercial mortgage-backed securities	233,758	228,074	138,382	131,189
Collateralized mortgage obligations	686,515	642,182	280,673	250,054
	$1,488,368	$1,408,347	$771,641	$704,035

The Company recognized net gains of $6.9 million and $12.4 million from its trading portfolio during the three months ended June 30, 2025 and 2024, respectively, and net gains of $14.6 million and $20.1 million during the six months ended June 30, 2025 and 2024, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $12.8 million and $8.1 million during the three months ended June 30, 2025 and 2024, respectively, and net gains from structured product trading activities of $22.4 million and $40.8 million during the six months ended June 30, 2025 and 2024, respectively. The Company had no other realized gains and losses on securities during the three and six months ended June 30, 2025 and 2024, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $588.1 million and $563.9 million (with a fair value of $548.7 million and $520.0 million, respectively) at June 30, 2025 and December 31, 2024, respectively, were pledged by the Bank to secure public

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at June 30, 2025 and December 31, 2024.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$2,015,023	$1,921,691
Owner occupied	1,481,362	1,435,945
Commercial and industrial	1,511,369	1,541,940
Construction and land development	853,201	866,245
1-4 family residential	1,840,282	1,792,602
Consumer	30,527	28,410
Broker-dealer (1)	329,440	363,718
	8,061,204	7,950,551
Allowance for credit losses	(97,961)	(101,116)
Total loans held for investment, net of allowance	$7,963,243	$7,849,435
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
June 30, 2025	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,614	$—	$5	$1,619	$2,013,404	$2,015,023	$—
Owner occupied	15,643	92	3,914	19,649	1,461,713	1,481,362	—
Commercial and industrial	4,472	131	20,208	24,811	1,486,558	1,511,369	—
Construction and land development	2,039	—	3,025	5,064	848,137	853,201	—
1-4 family residential	3,674	1,504	3,901	9,079	1,831,203	1,840,282	—
Consumer	134	16	—	150	30,377	30,527	—
Broker-dealer	—	—	—	—	329,440	329,440	—
	$27,576	$1,743	$31,053	$60,372	$8,000,832	$8,061,204	$—

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

In addition to the loans shown in the tables above, PrimeLending had $24.2 million and $22.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $24.8 million and $22.9 million, respectively) at June 30, 2025 and December 31, 2024, respectively, and PlainsCapital Bank had $4.2 million of loans included in loans held for sale (with an unpaid principal balance of $3.9 million) that were 90 days past due and accruing interest at June 30, 2025. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	June 30, 2025			December 31, 2024			Interest Income Recognized
	With	With No		With	With No		Three Months Ended June 30,		Six Months Ended June 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2025	2024	2025	2024
Commercial real estate:
Non-owner occupied	$364	$3,743	$4,107	$396	$6,770	$7,166	$10	$317	$64	$1,511
Owner occupied	4,075	2,354	6,429	4,434	1,658	6,092	—	670	—	763
Commercial and industrial	19,272	21,718	40,990	29,914	29,111	59,025	88	461	195	563
Construction and land development	—	3,469	3,469	475	2,330	2,805	56	20	58	62
1-4 family residential	560	11,917	12,477	1,526	7,804	9,330	207	579	434	1,072
Consumer	—	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$24,271	$43,201	$67,472	$36,745	$47,673	$84,418	$361	$2,047	$751	$3,971

At June 30, 2025 and December 31, 2024, $5.3 million and $3.7 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis decreased from December 31, 2024 to June 30, 2025 by $16.9 million. The change in non-accrual loans was primarily due to decreases in commercial and industrial loans of $18.0 million and commercial real estate non-owner occupied loans of $3.1 million, partially offset by an increase in 1-4 family residential loans of $3.1 million. The decrease in commercial and industrial loans in non-accrual status since December 31, 2024 was primarily due to principal paydowns and the reclassification of a single non-accrual loan from commercial and industrial loans to commercial real estate non-owner occupied loans. The decrease in commercial real estate non-owner occupied loans in non-accrual status since December 31, 2024 was primarily due to the foreclosure of two properties within the office and multifamily industry subsector, partially offset by the addition of loans with an aggregate loan balance of $1.4 million. The increase in 1-4 family residential loans in non-accrual status since December 31, 2024 was primarily due to the addition of loans with an aggregate loan balance of $4.0 million, partially offset by principal paydowns.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended June 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$2,499	$—	$—	$—	0.1%
Owner occupied	—	408	—	—	—	0.0%
Commercial and industrial	—	10,913	—	—	—	0.7%
Construction and land development	—	327	—	—	—	0.0%
1-4 family residential	—	724	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$14,871	$—	$—	$—	0.2%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Six Months Ended June 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$2,499	$—	$—	$—	0.1%
Owner occupied	—	3,559	—	—	—	0.2%
Commercial and industrial	—	11,704	—	—	423	0.8%
Construction and land development	—	327	—	—	—	0.0%
1-4 family residential	—	835	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$18,924	$—	$—	$423	0.2%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended June 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	126	—	—	—	0.0%
Commercial and industrial	—	13,166	—	—	481	0.8%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	—	479	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$13,771	$—	$—	$481	0.2%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Six Months Ended June 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	522	—	3,882	—	0.3%
Commercial and industrial	—	13,525	—	155	481	0.8%
Construction and land development	—	11	—	1,752	—	0.2%
1-4 family residential	—	479	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$14,537	$—	$5,789	$481	0.3%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
June 30, 2025	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$1,043	$—	$—	$1,043	$333
Owner occupied	—	7	52	59	150
Commercial and industrial	—	—	1,231	1,231	20,555
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	748
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$1,043	$7	$1,283	$2,333	$21,786

	Modified Loans Past Due			Total Modified	Modified
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$361	$—	$361	$361
Owner occupied	86	—	8	94	94
Commercial and industrial	752	—	—	752	31,686
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	26
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$838	$361	$8	$1,207	$32,167

The above tables that present aging and non-accrual details exclude $2.1 million and $1.7 million of commercial and industrial loans that were modified and subsequently charged-off during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

The following tables present the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	10	—%	10
Owner occupied	—%	21	—%	10
Commercial and industrial	—%	18	1.3%	18
Construction and land development	—%	11	—%	11
1-4 family residential	—%	11	—%	11
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	—%	16	1.3%	15

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	—	—%	—
Owner occupied	—%	23	—%	16
Commercial and industrial	0.5%	12	0.5%	12
Construction and land development	—%	—	—%	15
1-4 family residential	—%	8	—%	8
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	0.5%	12	0.5%	12

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

	Amortized Cost Basis by Origination Year							Loans
						2020 and		Converted to
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$40,203	$39,083	$2,385	$27,936	$82,845	$10,521	$942	$—	$203,915
Internal Grade 4-7 (Pass normal risk)	159,868	211,349	68,492	236,315	227,346	103,382	11,761	11,170	1,029,683
Internal Grade 8-11 (Pass high risk and watch)	82,677	111,767	169,392	117,714	75,857	122,174	11,121	15,560	706,262
Internal Grade 12 (Special mention)	—	—	—	46,756	—	—	—	—	46,756
Internal Grade 13 (Substandard accrual)	2,499	12,024	1,956	7,462	—	359	—	—	24,300
Internal Grade 14 (Substandard non-accrual)	739	333	5	1,267	1,360	403	—	—	4,107
Current period gross charge-offs	—	918	—	—	—	—	—	—	918

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$18,649	$26,491	$17,969	$6,975	$19,905	$41,203	$9,259	$11,512	$151,963
Internal Grade 4-7 (Pass normal risk)	93,570	118,511	118,159	108,418	178,688	203,531	21,041	8,969	850,887
Internal Grade 8-11 (Pass high risk and watch)	63,888	54,618	35,551	97,926	49,313	106,524	12,080	502	420,402
Internal Grade 12 (Special mention)	—	2,100	927	8,720	—	—	—	—	11,747
Internal Grade 13 (Substandard accrual)	2,015	9,095	2,037	6,992	9,350	10,445	—	—	39,934
Internal Grade 14 (Substandard non-accrual)	1,242	445	—	—	566	4,176	—	—	6,429
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$9,733	$46,906	$8,588	$7,213	$12,856	$6,669	$11,573	$—	$103,538
Internal Grade 4-7 (Pass normal risk)	66,636	49,206	19,335	42,482	47,969	26,300	293,271	12,234	557,433
Internal Grade 8-11 (Pass high risk and watch)	87,062	99,937	39,544	40,576	24,627	14,732	190,083	4,940	501,501
Internal Grade 12 (Special mention)	—	—	26	—	—	1,232	216	—	1,474
Internal Grade 13 (Substandard accrual)	705	2,880	3,188	1,356	3,003	451	8,235	5,794	25,612
Internal Grade 14 (Substandard non-accrual)	633	9,314	4,954	5,743	1,248	128	96	18,874	40,990
Current period gross charge-offs	43	160	156	—	—	14	2,138	1,664	4,175

Construction and land development
Internal Grade 1-3 (Pass low risk)	$3,438	$3,918	$—	$48	$819	$99	$—	$—	$8,322
Internal Grade 4-7 (Pass normal risk)	108,625	168,249	144,881	21,816	7,678	6,936	7,411	—	465,596
Internal Grade 8-11 (Pass high risk and watch)	94,609	156,122	63,117	24,028	4,522	3,108	3,690	—	349,196
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	1,528	8,411	1,341	145	—	—	—	—	11,425
Internal Grade 14 (Substandard non-accrual)	256	2,937	277	—	—	(1)	—	—	3,469
Current period gross charge-offs	—	184	85	—	—	—	—	—	269

Construction and land development - individuals
FICO less than 620	$(2)	$—	$—	$—	$—	$—	$—	$—	$(2)
FICO between 620 and 720	238	1,027	—	—	—	791	—	—	2,056
FICO greater than 720	3,404	9,338	—	—	116	—	—	—	12,858
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	—	281	—	—	—	—	—	—	281
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$2,528	$458	$609	$1,121	$420	$17,426	$186	$—	$22,748
FICO between 620 and 720	37,527	32,176	17,761	14,022	11,903	28,658	2,566	462	145,075
FICO greater than 720	101,975	146,456	103,717	459,424	633,643	130,865	2,824	414	1,579,318
Substandard non-accrual	724	2,123	274	396	1,097	7,863	—	—	12,477
Other (1)	28,695	28,603	12,689	5,108	—	4,077	1,242	250	80,664
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Amortized Cost Basis by Origination Year							Loans
						2020 and		Converted to
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Consumer
FICO less than 620	$542	$683	$87	$80	$13	$44	$342	$5	$1,796
FICO between 620 and 720	2,233	1,270	785	518	57	58	2,092	14	7,027
FICO greater than 720	4,638	2,405	1,078	1,152	287	39	3,267	18	12,884
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	4,919	3,008	249	229	56	7	352	—	8,820
Current period gross charge-offs	63	50	—	34	—	—	4	11	162

Total loans with credit quality measures	$1,025,996	$1,361,524	$839,373	$1,291,938	$1,395,544	$852,200	$593,650	$90,718	$7,450,943
Commercial and industrial (mortgage warehouse lending)									$280,821
Broker-dealer (margin loans and correspondent receivables)									$329,440
Total loans held for investment									$8,061,204

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2025. In addition, as of June 30, 2025, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of June 30, 2025. While the Company believes it has an appropriate allowance for the existing loan portfolio at June 30, 2025, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2024 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of June 30, 2025, the Company utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2025 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of March 31, 2025, we utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in March 2025. The baseline economic scenario expects economic growth to remain weak in the near term, though a recession is avoided. In this scenario, tariffs remain materially higher than in 2024 and weigh on the economy’s growth. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During the three months ended June 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans, loan portfolio changes and net charge-offs, partially offset

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

by a build in the allowance related to specific reserves, including changes in loan mix and risk rating grade migration, within the banking segment, since the prior quarter. The provision for credit losses during the six months ended June 30, 2025 was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2025 included a provision for credit losses of $1.8 million and $3.4 million, respectively, while collectively evaluated loans during the three and six months ended June 30, 2025 included a reversal of credit losses of $9.1 million and $1.4 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, the change in economic scenario, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2025 were also impacted by net charge-offs of $0.9 million and $5.2 million, respectively.

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

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$34,703	$(6,866)	$—	$—	$27,837
Owner occupied	35,370	(1,226)	—	10	34,154
Commercial and industrial	23,350	258	(743)	150	23,015
Construction and land development	7,291	319	(269)	—	7,341
1-4 family residential	4,988	57	—	12	5,057
Consumer	479	115	(95)	39	538
Broker-dealer	16	3	—	—	19
Total	$106,197	$(7,340)	$(1,107)	$211	$97,961

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$29,310	$(555)	$(918)	$—	$27,837
Owner occupied	33,112	1,024	—	18	34,154
Commercial and industrial	25,609	1,310	(4,175)	271	23,015
Construction and land development	7,161	449	(269)	—	7,341
1-4 family residential	5,327	(290)	—	20	5,057
Consumer	547	91	(162)	62	538
Broker-dealer	50	(31)	—	—	19
Total	$101,116	$1,998	$(5,524)	$371	$97,961

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$39,563	$(2,242)	$—	$—	$37,321
Owner occupied	28,737	4,029	—	6	32,772
Commercial and industrial	16,552	12,480	(615)	452	28,869
Construction and land development	10,008	(2,415)	—	1	7,594
1-4 family residential	8,744	(924)	(1)	93	7,912
Consumer	544	22	(65)	46	547
Broker-dealer	83	(16)	—	—	67
Total	$104,231	$10,934	$(681)	$598	$115,082

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$40,061	$(1,093)	$(1,647)	$—	$37,321
Owner occupied	28,114	4,643	—	15	32,772
Commercial and industrial	20,926	10,747	(3,598)	794	28,869
Construction and land development	12,102	(4,510)	—	2	7,594
1-4 family residential	9,461	(1,652)	(1)	104	7,912
Consumer	648	(38)	(146)	83	547
Broker-dealer	101	(34)	—	—	67
Total	$111,413	$8,063	$(5,392)	$998	$115,082

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,953	$8,296	$7,918	$8,876
Other noninterest expense	1,161	289	1,196	(291)
Balance, end of period	$9,114	$8,585	$9,114	$8,585

During the three and six months ended June 30, 2025, the increases in the reserve for unfunded commitments were primarily due to increases in commitment balances. During the three months ended June 30, 2024, the increase in the reserve for unfunded commitments was primarily due to an increase in expected loss rates, while the decrease in the reserve for unfunded commitments during the six months ended June 30, 2024 was primarily due to decreases in commitment balances.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$6,903	$95,591	$5,723	$96,662
Additions	1,348	2,778	3,114	6,089
Sales	—	(45,129)	—	(45,129)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(247)	986	(764)	(2,008)
Due to customer payoffs	(117)	(1,324)	(186)	(2,712)
Balance, end of period	$7,887	$52,902	$7,887	$52,902

			June 30,	December 31,
			2025	2024
Mortgage loans serviced for others (2)			$535,878	$358,880
MSR asset as a percentage of serviced mortgage loans			1.47%	1.59%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2025	2024
Weighted average constant prepayment rate	10.61%	10.10%
Weighted average discount rate	15.26%	14.89%
Weighted average life (in years)	7.5	7.8

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2025	2024
Constant prepayment rate:
Impact of 10% adverse change	$(327)	$(220)
Impact of 20% adverse change	(632)	(426)
Discount rate:
Impact of 10% adverse change	(403)	(294)
Impact of 20% adverse change	(764)	(557)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $0.6 million and $8.4 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $16.7 million during the six months ended June 30, 2025 and 2024, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2025	2024
Noninterest-bearing demand	$2,790,958	$2,768,707
Interest-bearing:
Demand accounts	3,782,017	4,218,225
Brokered - demand	—	4,722
Money market	2,332,536	2,592,508
Brokered - money market	15,242	10,451
Savings	228,824	221,667
Time	1,241,980	1,249,042
	$10,391,557	$11,065,322

At June 30, 2025, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $602.6 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2025	2024
Federal funds purchased	$243,358	$407,058
Securities sold under agreements to repurchase	187,922	198,418
Federal Home Loan Bank	—	—
Short-term bank loans	59,000	—
Commercial paper	244,228	228,547
	$734,508	$834,023

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

	Six Months Ended June 30,
	2025	2024
Average balance during the period	$523,937	$729,891
Average interest rate during the period	4.47%	5.50%

	June 30,	December 31,
	2025	2024
Average interest rate at end of period	4.59%	5.06%
Securities underlying the agreements at end of period:
Carrying value	$187,654	$198,174
Estimated fair value	$211,731	$214,538

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

	Six Months Ended June 30,
	2025	2024
Average balance during the period	$—	$—
Average interest rate during the period	4.68%	5.71%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At June 30, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. At June 30, 2025, Hilltop Securities had $59.0 million in borrowings under its credit arrangements and had no borrowings under its credit facilities. The weighted average interest rate on the borrowings at June 30, 2025 was 5.50%.

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

As of June 30, 2025, the weighted average maturity of the CP Notes was 139 days at a rate of 4.96%, with a weighted average remaining life of 69 days. At June 30, 2025, the aggregate amount outstanding under these secured arrangements was $244.2 million, which was collateralized by securities held for Hilltop Securities accounts valued at $267.0 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2025	2024
Senior Notes paid off January 2025, net of discount of $295 at December 31, 2024	$—	$149,705
Subordinated Notes paid off May 2025, net of discount of $405 at December 31, 2024	—	49,596
Subordinated Notes due May 2035, net of discount of $1,525 and $1,634, respectively	148,475	148,366
	$148,475	$347,667

On January 15, 2025 (the “Senior Notes Redemption Date”), Hilltop redeemed, at its election, all of its outstanding Senior Notes at a redemption price equal to 100% of the principal amount of $150 million, plus accrued and unpaid interest to, but excluding, the Senior Notes Redemption Date using cash on hand, which also satisfied and discharged the Company’s obligations under the Senior Notes and the Senior Notes Indenture.

On May 15, 2025 (the “2030 Subordinated Notes Redemption Date”), Hilltop redeemed, at its election, all of its outstanding 5.75% Subordinated Notes due 2030 at a redemption price equal to 100% of the principal amount of $50 million, plus accrued and unpaid interest to, but excluding, the 2030 Subordinated Notes Redemption Date using cash on hand, which also satisfied and discharged the Company’s obligations under the 2030 Subordinated Notes and the First Supplemental Indenture.

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	June 30,	December 31,
	2025	2024
Finance leases:
Premises and equipment	$4,780	$4,780
Accumulated depreciation	(4,209)	(4,042)
Premises and equipment, net	$571	$738

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$7,905	$8,423	$16,141	$16,984
Less operating lease and sublease income	(454)	(670)	(906)	(1,351)
Net operating lease cost	$7,451	$7,753	$15,235	$15,633

Finance lease cost:
Amortization of ROU assets	$84	$147	$167	$295
Interest on lease liabilities	72	90	148	185
Total finance lease cost	$156	$237	$315	$480

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands).

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,634	$17,262
Operating cash flows from finance leases	151	188
Financing cash flows from finance leases	292	462
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,698	$18,307
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2025		December 31, 2024
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.1	5.88%	5.3	5.74%
Finance	2.2	5.04%	2.7	5.08%

Future minimum lease payments under lease agreements as of June 30, 2025, are presented below (in thousands).

	Operating Leases	Finance Leases
2025	$14,976	$443
2026	27,445	813
2027	22,640	448
2028	17,540	149
2029	15,278	—
Thereafter	23,852	—
Total minimum lease payments	121,731	1,853
Less amount representing interest	(16,759)	(410)
Lease liabilities	$104,972	$1,443

As of June 30, 2025, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $3.3 million. Certain of these operating leases commenced in July 2025 with an additional operating lease expected to commence in August 2025 with lease terms ranging from three to seven and a half years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 23.4% and 22.5% for the three months ended June 30, 2025 and 2024, respectively, and 23.1% and 22.5% for the six months ended June 30, 2025 and 2024, respectively. During the three and six months ended June 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, other nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments. The effective tax rate during the three and six months ended June 30, 2024 was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting and investments in tax-exempt instruments.

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

At June 30, 2025 and December 31, 2024, the mortgage origination segment’s indemnification liability reserve totaled $7.9 million and $8.1 million, respectively. The provision for indemnification losses was $0.9 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.1 million during the six months ended June 30, 2025 and 2024, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$23,694	$23,479	$21,593	$26,909
Claims made	9,806	6,844	20,842	17,153
Claims resolved with no payment	(4,585)	(991)	(9,105)	(7,460)
Repurchases	(4,679)	(5,533)	(8,939)	(12,317)
Indemnification payments	(306)	(809)	(461)	(1,295)
Balance, end of period	$23,930	$22,990	$23,930	$22,990

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,954	$9,771	$8,111	$11,691
Additions for new sales	913	774	1,566	1,110
Repurchases	(766)	(1,225)	(1,287)	(3,084)
Early payment defaults	(119)	(171)	(295)	(490)
Indemnification payments	(66)	(54)	(179)	(132)
Balance, end of period	$7,916	$9,095	$7,916	$9,095

	June 30,	December 31,
	2025	2024
Reserve for Indemnification Liability:
Specific claims	$1,737	$557
Incurred but not reported claims	6,179	7,554
Total	$7,916	$8,111

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at June 30, 2025 and outstanding financial and performance standby letters of credit of $51.5 million at June 30, 2025.

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

15. Stock-Based Compensation

During the six months ended June 30, 2025 and 2024, Hilltop granted 6,456 and 8,050 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the six months ended June 30, 2025 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2024	1,285	$33.02
Granted	399	$32.28
Vested/Released	(293)	$33.59
Forfeited	(151)	$32.81
Balance, June 30, 2025	1,240	$32.67

Vested/Released RSUs include an aggregate of 63,033 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 399,032 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the six months ended June 30, 2025, 302,236 that were outstanding at June 30, 2025, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2025, 93,851 that were outstanding at June 30, 2025, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2025, in the aggregate, 953,901 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 285,919 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2025, unrecognized compensation expense related to outstanding RSUs of $21.5 million is expected to be recognized over a weighted average period of 1.67 years.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at the end of the period (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements. Actual capital amounts and ratios as of December 31, 2024 reflect PlainsCapital’s and Hilltop’s decision to elect the transition option as issued by the federal banking regulatory agencies in March 2020 that permitted banking institutions to mitigate the estimated cumulative regulatory capital effects from CECL over a five-year transitionary period through December 31, 2024. As of January 1, 2025, Hilltop and PlainsCapital had fully captured the day-one regulatory capital effects resulting from the implementation of CECL.

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	June 30, 2025		December 31, 2024		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,332,135	10.71%	$1,317,664	9.99%	4.0%	5.0%
Hilltop	2,021,231	13.11%	2,031,069	12.57%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,332,135	15.08%	1,317,664	15.35%	7.0%	6.5%
Hilltop	2,021,231	20.74%	2,031,069	21.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,332,135	15.08%	1,317,664	15.35%	8.5%	8.0%
Hilltop	2,021,231	20.74%	2,031,069	21.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,439,190	16.29%	1,419,787	16.54%	10.5%	10.0%
Hilltop	2,278,305	23.38%	2,334,679	24.40%	10.5%	N/A

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

At June 30, 2025, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$214,075	$5,818
Less: required net capital	6,204	335
Excess net capital	$207,871	$5,483

Net capital as a percentage of aggregate debit items	69.0%
Net capital in excess of 5% aggregate debit items	$198,564

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At June 30, 2025 and December 31, 2024, the Hilltop Broker-Dealers held cash of $47.2 million and $71.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2025.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum requirements. On a quarterly basis, PrimeLending reviews these requirements and timely reports any exceptions to HUD and GNMA, as applicable. If any exceptions to these requirements occur, certain additional financial reporting submissions are required. During the first and second quarters of 2025, PrimeLending received capital infusions from its parent company, PlainsCapital Bank, totaling $10 million and $5 million, respectively. As of June 30, 2025, PrimeLending and its subsidiaries’ minimum capital, leverage, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the six months ended June 30, 2025 and 2024, the Company declared and paid cash dividends of $0.36 and $0.34 per common share, or an aggregate of $23.2 million and $22.2 million, respectively.

On July 24, 2025, Hilltop’s board of directors declared a quarterly cash dividend of $0.18 per common share, payable on August 29, 2025, to all common stockholders of record as of the close of business on August 15, 2025.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Stock Repurchases

In January 2025, the Hilltop board of directors authorized a new stock repurchase program through January 2026, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $100.0 million of the Company’s outstanding common stock. In July 2025, the Hilltop board of directors authorized, subject to non-objection from the Board of Governors of the Federal Reserve, an increase to the aggregate amount of common stock the Company may repurchase under this program to $135.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2025, Hilltop paid $68.2 million to repurchase an aggregate of 2,203,936 shares of the Company’s common stock at an average price of $30.94 per share pursuant to the stock repurchase program. As a result of share repurchases during 2025, Hilltop has approximately $67 million of available share repurchase capacity, subject to non-objection with respect to the additional $35.0 million, through the expiration of the 2025 stock repurchase program in January 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$(6,598)	$580	$(5,610)	$11,206
Hilltop Broker-Dealers	(4,905)	(676)	(655)	(4,621)
Bank	(10)	24	(33)	13

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

Derivative positions are presented in the following table (in thousands).

	June 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$715,134	$13,655	$384,528	$2,942
Commitments to purchase MBSs	1,420,730	7,645	1,152,841	280
Commitments to sell MBSs	2,402,666	(18,980)	1,954,405	8,577
Interest rate swaps	59,130	(50)	32,000	1,088
Interest rate swaps back-to-back (asset) (1)	45,729	966	24,928	277
Interest rate swaps back-to-back (liability) (1)	45,729	(1,019)	24,928	(298)
U.S. Treasury bond futures and options (2)	118,320	—	119,200	—
Interest rate and other futures (2)	7,505	—	245,200	—
Credit default swaps	5,000	(8)	14,000	3

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$210,000	$3,314	$285,000	$6,748
Interest rate swaps designated as fair value hedges (3)	337,654	25,962	354,471	36,914

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at June 30, 2025 and December 31, 2024, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $337.7 million and $376.5 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $311.6 million and $339.4 million as of June 30, 2025 and December 31, 2024, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $26.1 million and $37.1 million as of June 30, 2025 and December 31, 2024, respectively.

The Bank held cash collateral advances of $30.2 million to offset net asset derivative positions on its derivative instruments designated as hedges at June 30, 2025. The Bank and PrimeLending held aggregate cash collateral advances of $50.9 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2024. PrimeLending had advanced cash collateral totaling $9.0 million to offset net liability positions on its commitments to sell MBSs at June 30, 2025. In addition, PrimeLending and the Hilltop Broker-

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Dealers had advanced cash collateral totaling $4.2 million and $4.9 million on various derivative instruments at June 30, 2025 and December 31, 2024, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2025
Securities borrowed:
Institutional counterparties	$1,436,594	$—	$1,436,594	$(1,378,935)	$—	$57,659

Interest rate swaps:
Institutional counterparties	31,248	—	31,248	—	(30,180)	1,068

Reverse repurchase agreements:
Institutional counterparties	93,878	—	93,878	(93,878)	—	—

Forward MBS derivatives:
Institutional counterparties	8,032	—	8,032	(30)	—	8,002
	$1,569,752	$—	$1,569,752	$(1,472,843)	$(30,180)	$66,729
December 31, 2024
Securities borrowed:
Institutional counterparties	$1,292,365	$—	$1,292,365	$(1,214,081)	$—	$78,284

Interest rate swaps:
Institutional counterparties	45,243	—	45,243	—	(44,155)	1,088

Credit default swaps:
Institutional counterparties	3	—	3	—	—	3

Reverse repurchase agreements:
Institutional counterparties	88,728	—	88,728	(86,371)	—	2,357

Forward MBS derivatives:
Institutional counterparties	14,719	—	14,719	(61)	(4,325)	10,333
	$1,441,058	$—	$1,441,058	$(1,300,513)	$(48,480)	$92,065

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2025
Securities loaned:
Institutional counterparties	$1,426,924	$—	$1,426,924	$(1,367,861)	$—	$59,063

Interest rate swaps:
Institutional counterparties	2,075	—	2,075	—	—	2,075

Credit default swaps:
Institutional counterparties	8	—	8	—	—	8

Repurchase agreements:
Institutional counterparties	187,654	—	187,654	(187,654)	—	—

Forward MBS derivatives:
Institutional counterparties	19,368	—	19,368	(30)	(7,569)	11,769
	$1,636,029	$—	$1,636,029	$(1,555,545)	$(7,569)	$72,915
December 31, 2024
Securities loaned:
Institutional counterparties	$1,291,725	$—	$1,291,725	$(1,211,426)	$—	$80,299

Interest rate swaps:
Institutional counterparties	514	—	514	—	—	514

Repurchase agreements:
Institutional counterparties	198,174	—	198,174	(198,174)	—	—

Forward MBS derivatives:
Institutional counterparties	5,862	—	5,862	(61)	—	5,801
	$1,496,275	$—	$1,496,275	$(1,409,661)	$—	$86,614

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2025 and December 31, 2024.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2025	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$71,549	$116,105	$—	$—	$187,654

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,426,872	—	—	—	1,426,872
Total	$1,498,473	$116,105	$—	$—	$1,614,578

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,614,578
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$117,847	$80,327	$—	$—	$198,174

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,291,673	—	—	—	1,291,673
Total	$1,409,572	$80,327	$—	$—	$1,489,899

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,489,899
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2025	2024
Receivables:
Securities borrowed	$1,436,594	$1,292,365
Securities failed to deliver	17,571	16,045
Trades in process of settlement	—	125,736
Other	15,463	18,220
	$1,469,628	$1,452,366
Payables:
Securities loaned	$1,426,924	$1,291,725
Correspondents	11,452	17,025
Securities failed to receive	11,304	16,623
Trades in process of settlement	3,996	—
Other	8,007	6,529
	$1,461,683	$1,331,902

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

Three Months Ended June 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$159,396	$39,432	$14,143	$2,914	$(18,704)	$197,181
Interest expense (1)	64,477	26,281	16,445	3,080	(23,776)	86,507
Net interest income (expense)	94,919	13,151	(2,302)	(166)	5,072	110,674
Noninterest income	11,892	96,502	90,248	(628)	(5,380)	192,634
	$106,811	$109,653	$87,946	$(794)	$(308)	$303,308

Provision for (reversal of) loan losses	(7,343)	3	—	—	—	(7,340)

Non-variable compensation and benefits	32,146	37,321	27,239	9,402	—	106,108
Variable compensation (2)	—	36,172	34,975	(845)	—	70,302
Occupancy and equipment, net	10,176	4,613	4,543	1,898	(166)	21,064
Professional services	2,429	4,196	2,916	1,317	(38)	10,820
Other segment expense items (3)	14,475	20,951	15,063	2,513	(120)	52,882
	$59,226	$103,253	$84,736	$14,285	$(324)	$261,176

Income (loss) before taxes	$54,928	$6,397	$3,210	$(15,079)	$16	$49,472

Six Months Ended June 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$317,941	$74,255	$25,373	$5,729	$(33,318)	$389,980
Interest expense (1)	132,472	49,536	29,072	6,764	(43,655)	174,189
Net interest income (expense)	185,469	24,719	(3,699)	(1,035)	10,337	215,791
Noninterest income	22,702	193,439	158,023	42,751	(10,941)	405,974
	$208,171	$218,158	$154,324	$41,716	$(604)	$621,765

Provision for (reversal of) loan losses	2,029	(31)	—	—	—	1,998

Non-variable compensation and benefits	66,248	72,102	55,746	18,822	—	212,918
Variable compensation (2)	—	69,455	59,807	10,470	—	139,732
Occupancy and equipment, net	18,665	9,464	9,318	3,732	(333)	40,846
Professional services	(1,728)	8,652	6,068	2,072	(130)	14,934
Other segment expense items (3)	27,971	42,903	28,457	5,080	(192)	104,219
	$111,156	$202,576	$159,396	$40,176	$(655)	$512,649

Income (loss) before taxes	$94,986	$15,613	$(5,072)	$1,540	$51	$107,118

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Three Months Ended June 30, 2024	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$169,424	$41,169	$14,349	$1,795	$(19,594)	$207,143
Interest expense (1)	76,966	28,951	18,920	4,948	(26,292)	103,493
Net interest income (expense)	92,458	12,218	(4,571)	(3,153)	6,698	103,650
Noninterest income	9,255	92,053	92,867	6,001	(6,871)	193,305
	$101,713	$104,271	$88,296	$2,848	$(173)	$296,955

Provision for (reversal of) loan losses	10,950	(16)	—	—	—	10,934

Non-variable compensation and benefits	33,352	33,447	26,738	8,841	—	102,378
Variable compensation (2)	—	32,734	34,886	—	—	67,620
Occupancy and equipment, net	9,327	4,748	5,365	2,024	(167)	21,297
Professional services	2,178	3,758	3,263	1,071	—	10,270
Other segment expense items (3)	13,093	22,375	16,694	2,780	(43)	54,899
	$57,950	$97,062	$86,946	$14,716	$(210)	$256,464

Income (loss) before taxes	$32,813	$7,225	$1,350	$(11,868)	$37	$29,557

Six Months Ended June 30, 2024	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$339,819	$83,353	$26,593	$3,711	$(36,719)	$416,757
Interest expense (1)	155,755	58,867	35,416	9,966	(50,518)	209,486
Net interest income (expense)	184,064	24,486	(8,823)	(6,255)	13,799	207,271
Noninterest income	21,158	196,631	159,567	11,785	(14,218)	374,923
	$205,222	$221,117	$150,744	$5,530	$(419)	$582,194

Provision for (reversal of) loan losses	8,097	(34)	—	—	—	8,063

Non-variable compensation and benefits	65,742	67,629	57,244	20,130	—	210,745
Variable compensation (2)	—	68,009	57,074	—	—	125,083
Occupancy and equipment, net	18,662	9,477	11,319	4,084	(333)	43,209
Professional services	4,150	6,888	6,632	2,331	—	20,001
Other segment expense items (3)	25,416	43,005	33,574	5,556	(102)	107,449
	$113,970	$195,008	$165,843	$32,101	$(435)	$506,487

Income (loss) before taxes	$83,155	$26,143	$(15,099)	$(26,571)	$16	$67,644
(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
June 30, 2025
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,443,425	$2,867,161	$1,117,521	$2,409,729	$(3,475,563)	$15,362,273

December 31, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,354,407	$2,823,582	$1,010,727	$2,601,888	$(3,522,475)	$16,268,129

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Income attributable to Hilltop	$36,073	$20,333	$78,189	$48,001

Weighted average shares outstanding - basic	63,637	65,085	64,122	65,142

Basic earnings per common share:	$0.57	$0.31	$1.22	$0.74

Diluted earnings per share:
Income attributable to Hilltop	$36,073	$20,333	$78,189	$48,001

Weighted average shares outstanding - basic	63,637	65,085	64,122	65,142
Effect of potentially dilutive securities	1	1	2	7
Weighted average shares outstanding - diluted	63,638	65,086	64,124	65,149

Diluted earnings per common share:	$0.57	$0.31	$1.22	$0.74

23. Subsequent Event

On July 4, 2025, legislation referred to as “H.R. 1: One Big Beautiful Bill Act” was signed into law and, among other changes, will modify the tax year in which certain business deductions, primarily depreciation of capital asset additions, are allowed and therefore will influence the time within which income tax payments must be made. While the Company’s initial review indicates the legislated changes will not significantly modify its future effective income tax rate, the Company will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on its consolidated financial statements as appropriate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statement of Operations Data:
Net interest income	$110,674	$103,650	$215,791	$207,271
Provision for (reversal of) credit losses	(7,340)	10,934	1,998	8,063
Total noninterest income	192,634	193,305	405,974	374,923
Total noninterest expense	261,176	256,464	512,649	506,487
Income before income taxes	49,472	29,557	107,118	67,644
Income tax expense	11,583	6,658	24,697	15,223
Net income	37,889	22,899	82,421	52,421
Less: Net income attributable to noncontrolling interest	1,816	2,566	4,232	4,420
Income attributable to Hilltop	$36,073	$20,333	$78,189	$48,001

Per Share Data:
Diluted earnings per common share	$0.57	$0.31	$1.22	$0.74
Diluted weighted average shares outstanding	63,638	65,086	64,124	65,149
Cash dividends declared per common share	$0.18	$0.17	$0.36	$0.34
Dividend payout ratio (1)	31.75%	54.42%	29.52%	46.14%
Book value per common share (end of period)			$34.90	$32.86
Tangible book value per common share (2) (end of period)			$30.56	$28.63

			June 30,	December 31,
			2025	2024
Balance Sheet Data:
Total assets			$15,362,273	$16,268,129
Cash and due from banks			982,488	2,298,977
Securities			2,860,741	2,659,661
Loans held for sale			979,875	858,665
Loans held for investment, net of unearned income			8,061,204	7,950,551
Allowance for credit losses			(97,961)	(101,116)
Total deposits			10,391,557	11,065,322
Notes payable			148,475	347,667
Total stockholders' equity			2,226,845	2,218,312

Capital Ratios:
Common equity to assets ratio			14.31%	13.46%
Tangible common equity to tangible assets (2)			12.76%	11.98%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and six months ended June 30, 2025 included the following contributions from our reportable business segments.

●	The banking segment contributed $54.9 million and $95.0 million of income before income taxes during the three and six months ended June 30, 2025;
●	The broker-dealer segment contributed $6.4 million and $15.6 million of income before income taxes during the three and six months ended June 30, 2025; and
●	The mortgage origination segment contributed $3.2 million of income before income taxes and incurred $5.1 million of losses before income taxes during the three and six months ended June 30, 2025.

During the six months ended June 30, 2025, we declared and paid total common dividends of $23.2 million.

On July 24, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on August 29, 2025 to all common stockholders of record as of the close of business on August 15, 2025.

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. In July 2025, our board of directors authorized, subject to non-objection from the Board of Governors of the Federal Reserve, an increase to the aggregate amount of common stock we may repurchase under this program to $135.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2025, we paid $68.2 million to repurchase an aggregate of 2,203,936 shares of our common stock at an average price of $30.94 per share pursuant to the stock repurchase program. As a result of share repurchases during 2025, Hilltop has approximately $67 million of available share repurchase capacity, subject to non-objection with respect to the additional $35.0 million, through the expiration of the 2025 stock repurchase program in January 2026.

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

	June 30,
	2025	2024
Book value per common share	$34.90	$32.86
Effect of goodwill and intangible assets per share	(4.34)	(4.23)
Tangible book value per common share	$30.56	$28.63

	June 30,	December 31,
	2025	2024
Hilltop stockholders’ equity	$2,198,642	$2,189,965
Less: goodwill and intangible assets, net	273,566	274,080
Tangible common equity	$1,925,076	$1,915,885

Total assets	$15,362,273	$16,268,129
Less: goodwill and intangible assets, net	273,566	274,080
Tangible assets	$15,088,707	$15,994,049

Equity to assets	14.31%	13.46%
Tangible common equity to tangible assets	12.76%	11.98%

Recent Developments

Notes Redemptions

On January 15, 2025 (the “Senior Notes Redemption Date”), we redeemed all of our outstanding 5% senior notes due 2025 (the “Senior Notes”) at a redemption price equal to the aggregate principal amount of $150 million, plus accrued and unpaid interest to, but excluding, the Senior Notes Redemption Date (collectively, the “Senior Notes Redemption Price”). The redemption of the Senior Notes was pursuant to the indenture, dated as of April 9, 2015 (the “Senior Notes Indenture”), between the Company and U.S. Bank National Association, as Trustee (solely in its capacity as trustee for the Senior Notes), which permitted the redemption of the Senior Notes beginning 90 days prior to April 15, 2025 (the maturity date of the Senior Notes). The Company irrevocably deposited with the trustee funds using cash on hand in an amount sufficient to pay the Senior Notes Redemption Price on the Senior Notes Redemption Date to satisfy and discharge its obligations under the Senior Notes and the Senior Notes Indenture.

On May 15, 2025 (the “2030 Subordinated Notes Redemption Date”), we redeemed all of our outstanding 5.75% Fixed-to-Floating Subordinated Notes due 2030 (the “2030 Subordinated Notes”) at a redemption price equal to the aggregate principal amount of $50 million, plus accrued and unpaid interest to, but excluding, the 2030 Subordinated Notes Redemption Date (collectively, the “2030 Subordinated Notes Redemption Price”). The redemption of the 5.75% Subordinated Notes was pursuant to the First Supplemental Indenture, dated as of May 11, 2020 (the “First Supplemental Indenture”), to the Indenture, dated as of May 11, 2020, between the Company and U.S. Bank National Association, as Trustee, which permitted the redemption of the 2030 Subordinated Notes beginning on May 15, 2025 (the date on which the 2030 Subordinated Notes converted from fixed to floating rate). The Company irrevocably deposited with the Trustee funds in an amount sufficient to pay the 2030 Subordinated Notes Redemption Price on the 2030 Subordinated Notes Redemption Date to satisfy and discharge its obligations under the 2030 Subordinated Notes and the First Supplemental Indenture.

Merchant Bank Transaction

In January 2025, our merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the noted transaction to sell the operations associated with our approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. Our aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. A preliminary pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on our aggregate interest in Moser Holdings, LLC reported as a component of other noninterest income within the consolidated statements of operations. During the second quarter of 2025, we recorded additional net downward adjustments associated with its aggregate interest in Moser Holdings, LLC and the liquidation of a portion of the Atlas common stock of $3.4 million that resulted in an aggregate preliminary pre-tax gain during 2025 of $27.1 million ($21.0 million net of tax). The preliminary gain is subject to change given customary post-closing adjustments, changes in the market value of the stock consideration included in transaction given certain restrictions, and the liquidation of Moser Holdings, LLC.

Settlement Agreement & Releases

In April 2025, PrimeLending entered into multiple Settlement Agreement & Releases (the “Settlements”) related to a matter whereby PrimeLending received an aggregate of $9.5 million from the respective parties. The full amount associated with the Settlements was recorded within other noninterest income in the consolidated statement of operations during the second quarter of 2025.

Tax Legislation

On July 4, 2025, legislation referred to as “H.R. 1: One Big Beautiful Bill Act” was signed into law and, among other changes, will modify the tax year in which certain business deductions, primarily depreciation of capital asset additions, are allowed and therefore will influence the time within which income tax payments must be made. While our initial review indicates the legislated changes will not significantly modify our future effective income tax rate, we will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on our consolidated financial statements as appropriate.

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

Historically, high-profile banking failures periodically increase market uncertainty and concerns associated with banking sector liquidity positions, increase regulatory scrutiny and underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2024, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Throughout 2024, we experienced net interest margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Despite deposits costs remaining elevated during the first and second quarters of 2025, our cost of deposits decreased during the six months ended June 30, 2025, compared to the same period of 2024, as we took actions to reduce the interest paid on our interest-bearing deposits. Additionally, at June 30, 2025, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

While funding costs will continue to be influenced by various factors, including competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at June 30, 2025.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and the increased cost and challenge for deposits that persisted through 2024, to continue during the remainder of 2025.

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

In addition, we are currently evaluating the potential loss exposures in connection with the central Texas flooding that occurred in July 2025. The extent of the financial impact to our banking and mortgage origination segments and associated outstanding loan portfolios and mortgage loan indemnification liabilities remains uncertain.

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

	Three Months Ended June 30,		Variance 2025 vs 2024		Six Months Ended June 30,		Variance 2025 vs 2024
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net interest income (expense):
Banking	$94,919	$92,458	$2,461	3	$185,469	$184,064	$1,405	1
Broker-Dealer	13,151	12,218	933	8	24,719	24,486	233	1
Mortgage Origination	(2,302)	(4,571)	2,269	50	(3,699)	(8,823)	5,124	58
Corporate	(166)	(3,153)	2,987	95	(1,035)	(6,255)	5,220	83
All Other and Eliminations (1)	5,072	6,698	(1,626)	(24)	10,337	13,799	(3,462)	(25)
Hilltop Consolidated	$110,674	$103,650	$7,024	7	$215,791	$207,271	$8,520	4

Provision for (reversal of) credit losses:
Banking	$(7,343)	$10,950	$(18,293)	(167)	$2,029	$8,097	$(6,068)	(75)
Broker-Dealer	3	(16)	19	119	(31)	(34)	3	9
Mortgage Origination	—	-	—	—	—	—	-	—
Corporate	—	-	—	—	—	—	-	—
All Other and Eliminations	—	-	—	—	—	—	-	—
Hilltop Consolidated	$(7,340)	$10,934	$(18,274)	(167)	$1,998	$8,063	$(6,065)	(75)

Noninterest income:
Banking	$11,892	$9,255	$2,637	28	$22,702	$21,158	$1,544	7
Broker-Dealer	96,502	92,053	4,449	5	193,439	196,631	(3,192)	(2)
Mortgage Origination	90,248	92,867	(2,619)	(3)	158,023	159,567	(1,544)	(1)
Corporate	(628)	6,001	(6,629)	(110)	42,751	11,785	30,966	263
All Other and Eliminations (1)	(5,380)	(6,871)	1,491	22	(10,941)	(14,218)	3,277	23
Hilltop Consolidated	$192,634	$193,305	$(671)	(0)	$405,974	$374,923	$31,051	8

Noninterest expense:
Banking	$59,226	$57,950	$1,276	2	$111,156	$113,970	$(2,814)	(2)
Broker-Dealer	103,253	97,062	6,191	6	202,576	195,008	7,568	4
Mortgage Origination	84,736	86,946	(2,210)	(3)	159,396	165,843	(6,447)	(4)
Corporate	14,285	14,716	(431)	(3)	40,176	32,101	8,075	25
All Other and Eliminations	(324)	(210)	(114)	(54)	(655)	(435)	(220)	(51)
Hilltop Consolidated	$261,176	$256,464	$4,712	2	$512,649	$506,487	$6,162	1

Income (loss) before taxes:
Banking	$54,928	$32,813	$22,115	67	$94,986	$83,155	$11,831	14
Broker-Dealer	6,397	7,225	(828)	(11)	15,613	26,143	(10,530)	(40)
Mortgage Origination	3,210	1,350	1,860	138	(5,072)	(15,099)	10,027	66
Corporate	(15,079)	(11,868)	(3,211)	(27)	1,540	(26,571)	28,111	106
All Other and Eliminations	16	37	(21)	(57)	51	16	35	219
Hilltop Consolidated	$49,472	$29,557	$19,915	67	$107,118	$67,644	$39,474	58
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. The change in reportable business segment net interest income during the six months ended June 30, 2025, compared with the same period in 2024, primarily reflected a significant increase within our corporate segment.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $147.1 million and $123.1 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $36.7 million and $56.3 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the six months ended June 30, 2025 and 2024.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2025 and 2024, we generated $148.4 million and $159.5 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced an increase in noninterest income during the six months ended June 30, 2025, compared to the same period in 2024, as noted in the segment results table previously presented, primarily due to an increase in pre-tax gains associated with merchant bank equity investment activity within corporate. Additionally, within our broker-dealer segment, noninterest income declined due to a reduction trading gains earned from trading activities, offset by increases in investment and securities advisory fees and commissions and securities commissions and fees.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended June 30, 2025 was $36.1 million, or $0.57 per diluted share, compared to $20.3 million, or $0.31 per diluted share, during the three months ended June 30, 2024. Income applicable to common stockholders during the six months ended June 30, 2025 was $78.2 million, or $1.22 per diluted share, compared to $48.0 million, or $0.74 per diluted share, during the six months ended June 30, 2024.

Hilltop’s financial results for the three months ended June 30, 2025, compared with the same period in 2024, included a reversal of credit losses and an increase in net interest income within the banking segment, net revenues and noninterest expenses increased within the broker-dealer segment, and the mortgage origination segment had declines in net interest expense, noninterest income and noninterest expense. During the six months ended June 30, 2025, compared with the same period in 2024, financial results included a significant preliminary gain associated with the sale of operations by a merchant bank equity investment within corporate, changes in the provision for credit losses and a decrease in noninterest expenses within the banking segment, net revenues declined and noninterest expenses increased within the broker-dealer segment, and the mortgage origination segment had declines in net interest expense and noninterest expense.

Certain items included in net income for the three and six months ended June 30, 2025 and 2024 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended June 30, 2025 and 2024 included net accretion on earning assets and liabilities of $0.5 million and $2.0 million, respectively, and amortization of identifiable intangibles of $0.2 million and $0.5 million, respectively, related to the Bank Transactions. During the six months ended June 30, 2025 and 2024, income before income taxes included net accretion on earning assets and liabilities of $1.6 million and $3.4 million, respectively, and amortization of identifiable intangibles of $0.5 million and $1.0 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Return on average stockholders' equity (1)	6.62%	3.84%	7.21%	4.54%
Return on average assets (2)	0.98%	0.59%	1.05%	0.67%
Net interest margin (3) (4)	3.01%	2.90%	2.93%	2.88%
Leverage ratio (5) (end of period)			13.11%	12.87%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			20.82%	19.45%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 24 basis points and 25 basis points during the three months ended June 30, 2025 and 2024, respectively, and 25 basis points and 26 basis points during the six months ended June 30, 2025 and 2024, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended June 30, 2025 and 2024, purchase accounting contributed 2 and 6 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.04% and 2.92%, respectively. During the six months ended June 30, 2025 and 2024, purchase accounting contributed 3 and 5 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.95% and 2.89%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $0.5 million and $1.9 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $3.2 million during the six months ended June 30, 2025 and 2024, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$923,726	$14,119	6.05%	$934,445	$13,494	5.78%
Loans held for investment, gross (1)	8,073,187	117,674	5.84%	7,892,879	125,133	6.36%
Investment securities - taxable	2,490,931	25,811	4.10%	2,612,049	25,284	3.87%
Investment securities - non-taxable (2)	360,557	3,891	4.27%	321,928	2,965	3.68%
Federal funds sold and securities purchased under agreements to resell	84,583	1,352	6.41%	105,520	1,944	7.39%
Interest-bearing deposits in other financial institutions	1,210,977	12,724	4.21%	1,057,783	13,572	5.15%
Securities borrowed	1,451,826	20,544	5.60%	1,358,425	20,306	5.91%
Other	127,638	1,871	5.88%	39,758	5,016	50.60%
Interest-earning assets, gross (2)	14,723,425	197,986	5.39%	14,322,787	207,714	5.82%
Allowance for credit losses	(105,816)			(104,551)
Interest-earning assets, net	14,617,609			14,218,236
Noninterest-earning assets	968,459			1,332,959
Total assets	$15,586,068			$15,551,195

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,868,600	$57,056	2.91%	$7,617,862	$68,095	3.59%
Securities loaned	1,440,958	17,662	4.92%	1,338,825	18,669	5.59%
Notes payable and other borrowings	955,618	11,789	4.95%	1,253,394	16,729	5.35%
Total interest-bearing liabilities	10,265,176	86,507	3.38%	10,210,081	103,493	4.07%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,775,448			2,814,179
Other liabilities	330,616			377,516
Total liabilities	13,371,240			13,401,776
Stockholders’ equity	2,187,108			2,122,144
Noncontrolling interest	27,720			27,275
Total liabilities and stockholders' equity	$15,586,068			$15,551,195

Net interest income (2)		$111,479			$104,221
Net interest spread (2)			2.01%			1.75%
Net interest margin (2)			3.04%			2.92%

	Six Months Ended June 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$817,003	$25,557	6.22%	$868,271	$25,149	5.79%
Loans held for investment, gross (1)	7,982,470	230,928	5.83%	7,864,263	247,809	6.39%
Investment securities - taxable	2,473,358	50,593	4.07%	2,615,565	51,520	3.94%
Investment securities - non-taxable (2)	340,951	7,144	4.17%	307,674	5,962	3.88%
Federal funds sold and securities purchased under agreements to resell	92,592	3,171	6.91%	99,814	3,575	7.18%
Interest-bearing deposits in other financial institutions	1,621,936	33,916	4.22%	1,258,284	32,817	5.23%
Securities borrowed	1,421,480	36,353	5.09%	1,400,648	40,867	5.77%
Other	122,427	3,763	6.20%	39,822	10,207	51.40%
Interest-earning assets, gross (2)	14,872,217	391,425	5.31%	14,454,341	417,906	5.80%
Allowance for credit losses	(103,274)			(107,567)
Interest-earning assets, net	14,768,943			14,346,774
Noninterest-earning assets	990,457			1,427,647
Total assets	$15,759,400			$15,774,421

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$8,026,633	$117,107	2.94%	$7,683,247	$137,239	3.58%
Securities loaned	1,411,552	32,398	4.63%	1,370,400	37,708	5.52%
Notes payable and other borrowings	1,010,422	24,684	4.93%	1,290,642	34,539	5.37%
Total interest-bearing liabilities	10,448,607	174,189	3.36%	10,344,289	209,486	4.06%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,736,066			2,882,768
Other liabilities	360,948			398,935
Total liabilities	13,545,621			13,625,992
Stockholders’ equity	2,186,029			2,121,319
Noncontrolling interest	27,750			27,110
Total liabilities and stockholders' equity	$15,759,400			$15,774,421

Net interest income (2)		$217,236			$208,420
Net interest spread (2)			1.95%			1.74%
Net interest margin (2)			2.95%			2.89%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.8 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

On a consolidated basis, the change in net interest income during the three and six months ended June 30, 2025, compared with the same periods in 2024, were primarily due to decreased loans held for investment yield from rate decreases, decreased costs of deposits from rate decreases and decreased interest costs from the redemption of certain notes payable, offset by increased cost of deposits from the shift from noninterest-bearing deposits into interest-bearing products. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended June 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans, loan portfolio changes and net charge-offs, partially offset by a build in the allowance related to specific reserves, including changes in loan mix and risk rating grade migration, within the banking segment since the prior quarter. The provision for credit losses during the six months ended June 30, 2025 was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income slightly decreased during the three months ended June 30, 2025, compared with the same period in 2024, primarily due to the receipt of $9.5 million by the mortgage origination segment associated with the Settlements and increases in net gains from sale of loans and other mortgage production income within our mortgage loan origination segment, partially offset by a decrease of mortgage loan origination fees within our mortgage origination segment, net decreases within the broker-dealer segment’s structured finance business line, partially offset by net increases within the broker-dealer segment’s public finance, wealth management and fixed income business lines, and a loss of $3.4 million associated with the sale of operations by the merchant bank equity investment in the first quarter of 2025, partially offset by gains of $2.8 million associated with certain other merchant bank equity investments. Noninterest income increased during the six months ended June 30, 2025 compared with the same period in 2024, primarily due to an updated preliminary pre-tax gain of $27.1 million associated with the sale of operations by a merchant bank equity investment in the first quarter of 2025, while other changes between periods included net decreases within the broker-dealer segment’s structured finance and fixed income services business lines, partially offset by net increases within the broker-dealer segment’s public finance and wealth management business lines, and increases in net gains from sale of loans and other mortgage production income within our mortgage loan origination segment, partially offset by a decrease of mortgage loan origination fees within our mortgage origination segment.

Noninterest expense increased during the three months ended June 30, 2025, compared with the same period in 2024, primarily due to a net increase within our broker-dealer segment associated with increases in employees’ compensation and benefits, partially offset by a decrease in other segment operating costs, a net decrease within our mortgage origination segment driven by decreases in servicing expenses and other segment costs, partially offset by an increase in non-variable compensation and variable compensation associated with increased mortgage loan originations. Noninterest expense increased during the six months ended June 30, 2025, compared with the same period in 2024, primarily due to an increase in employees’ compensation and benefits within corporate, net increases within our broker-dealer segment associated with increases in employees’ compensation and benefits and other segment operating costs, a net decrease within our mortgage origination segment driven by decreases in servicing expenses, non-variable compensation and other segment costs, partially offset by an increase in variable compensation associated with increased mortgage loan originations. We have experienced an increase in certain noninterest expenses during 2025 and 2024, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during the remainder of 2025.

Effective income tax rates during the three months ended June 30, 2025 and 2024 were 23.4% and 22.5%, respectively, and for the six months ended June 30, 2025 and 2024 were 23.1% and 22.5%, respectively. During the three and six months ended June 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, other nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments. During the three and six months ended June 30, 2024, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest income	$94,919	$92,458	$2,461	$185,469	$184,064	$1,405
Provision for (reversal of) credit losses	(7,343)	10,950	(18,293)	2,029	8,097	(6,068)
Noninterest income	11,892	9,255	2,637	22,702	21,158	1,544
Noninterest expense	59,226	57,950	1,276	111,156	113,970	(2,814)
Income before income taxes	$54,928	$32,813	$22,115	$94,986	$83,155	$11,831

The increase in income before income taxes during the three months ended June 30, 2025, compared with the same period in 2024, was primarily due to a reversal of credit losses and increases in net interest income and noninterest income. The increase in income before income taxes during the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to decreases in the provision for credit losses and noninterest expense and an increase in net interest income. This decrease in noninterest expense was driven by the settlement and receipt of funds during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment’s cost of deposits decreased during the first six months of 2025. The rate paid on interest-bearing deposits decreased during the first half of 2025, partially offset by continued competition for liquidity and customers seeking higher yields on deposits. We are actively managing our overall deposit costs. Future decisions on the costs of deposits will be determined based on factors including, but not limited to future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Efficiency ratio (1)	55.45%	56.97%	53.40%	55.54%
Return on average assets (2)	1.35%	0.81%	1.15%	1.00%
Net interest margin (3)	3.16%	3.10%	3.06%	3.05%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.05)%	(0.00)%	(0.14)%	(0.11)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended June 30, 2025 and 2024, purchase accounting contributed 3 and 7 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.17% and 3.10%, respectively. During the six months ended June 30, 2025 and 2024, purchase accounting contributed 3 and 6 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.07% and 3.05%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$29,303	$257	3.47%	$19,582	$—	—%
Loans held for investment, gross (1)	7,699,335	111,540	5.81%	7,748,014	117,945	6.11%
Subsidiary warehouse lines of credit	911,850	16,137	7.00%	891,298	17,951	7.97%
Investment securities - taxable	2,080,298	17,222	3.28%	2,100,822	17,798	3.39%
Investment securities - non-taxable (2)	106,546	960	3.60%	110,571	938	3.39%
Federal funds sold and securities purchased under agreements to resell	63,567	732	4.62%	65,499	921	5.64%
Interest-bearing deposits in other financial institutions	1,113,625	12,326	4.44%	1,000,888	13,572	5.44%
Other	38,033	411	4.33%	37,518	445	4.76%
Interest-earning assets, gross (2)	12,042,557	159,585	5.32%	11,974,192	169,570	5.68%
Allowance for credit losses	(105,727)			(104,454)
Interest-earning assets, net	11,936,830			11,869,738
Noninterest-earning assets	750,466			797,140
Total assets	$12,687,296			$12,666,878

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,912,724	$62,672	3.18%	$7,520,394	$73,493	3.92%
Notes payable and other borrowings	295,822	1,804	2.45%	417,951	3,473	3.33%
Total interest-bearing liabilities	8,208,546	64,476	3.15%	7,938,345	76,966	3.89%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,902,062			2,993,763
Other liabilities	85,018			149,510
Total liabilities	11,195,626			11,081,618
Stockholders’ equity	1,491,670			1,585,260
Total liabilities and stockholders’ equity	$12,687,296			$12,666,878

Net interest income (2)		$95,109			$92,604
Net interest spread (2)			2.17%			1.79%
Net interest margin (2)			3.17%			3.10%

	Six Months Ended June 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$23,006	$653	5.68%	$9,965	$—	—%
Loans held for investment, gross (1)	7,643,058	219,349	5.79%	7,725,806	233,447	6.06%
Subsidiary warehouse lines of credit	808,519	28,434	6.99%	823,946	33,282	8.08%
Investment securities - taxable	2,048,746	33,258	3.25%	2,134,407	35,893	3.36%
Investment securities - non-taxable (2)	106,887	1,881	3.52%	111,076	1,878	3.38%
Federal funds sold and securities purchased under agreements to resell	55,221	1,268	4.63%	68,027	1,923	5.67%
Interest-bearing deposits in other financial institutions	1,479,977	32,627	4.45%	1,207,595	32,817	5.45%
Other	38,562	810	4.23%	37,466	870	4.66%
Interest-earning assets, gross (2)	12,203,976	318,280	5.26%	12,118,288	340,110	5.63%
Allowance for credit losses	(103,197)			(107,472)
Interest-earning assets, net	12,100,779			12,010,816
Noninterest-earning assets	750,471			798,278
Total assets	$12,851,250			$12,809,094

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$8,034,246	$128,257	3.22%	$7,586,946	$148,401	3.92%
Notes payable and other borrowings	334,401	4,215	2.54%	438,851	7,355	3.36%
Total interest-bearing liabilities	8,368,647	132,472	3.19%	8,025,797	155,756	3.89%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,902,879			3,050,823
Other liabilities	90,618			154,411
Total liabilities	11,362,144			11,231,031
Stockholders’ equity	1,489,106			1,578,063
Total liabilities and stockholders’ equity	$12,851,250			$12,809,094

Net interest income (2)		$185,808			$184,354
Net interest spread (2)			2.07%			1.74%
Net interest margin (2)			3.07%			3.05%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$—	$257	$257	$—	$653	$653
Loans held for investment, gross (2)	(742)	(5,663)	(6,405)	(2,487)	(11,611)	(14,098)
Subsidiary warehouse lines of credit (3)	408	(2,222)	(1,814)	(618)	(4,230)	(4,848)
Investment securities - taxable	(173)	(403)	(576)	(1,429)	(1,206)	(2,635)
Investment securities - non-taxable (4)	(34)	56	22	(70)	73	3
Federal funds sold and securities purchased under agreements to resell	(27)	(162)	(189)	(360)	(295)	(655)
Interest-bearing deposits in other financial institutions	1,529	(2,775)	(1,246)	7,361	(7,551)	(190)
Other	6	(40)	(34)	25	(85)	(60)
Total interest income (4)	967	(10,952)	(9,985)	2,422	(24,252)	(21,830)

Interest expense
Deposits	$3,834	$(14,655)	$(10,821)	$8,701	$(28,845)	$(20,144)
Notes payable and other borrowings	(1,015)	(654)	(1,669)	(1,741)	(1,399)	(3,140)
Total interest expense	2,819	(15,309)	(12,490)	6,960	(30,244)	(23,284)

Net interest income (4)	$(1,852)	$4,357	$2,505	$(4,538)	$5,992	$1,454
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included declines of $1.3 million and $1.6 million, respectively, in accretion of discount on loans during the three and six months ended June 30, 2025, compared with the same periods in 2024. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of June 30, 2025, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The increases in net interest income during the three and six months ended June 30, 2025, compared to the same periods in 2024, as noted in the table above, were driven by decreased earnings on interest-earning assets, primarily loan and warehouse line of credit yields and investment securities, significantly offset by the decreased funding costs on our deposit products from rate decreases. The average rate paid on interest-bearing liabilities decreased 70 basis points from 3.89% for the six months ended June 30, 2024 to 3.19% for the six months ended June 30, 2025, while the average yield on interest-earning assets decreased 37 basis points from 5.63% for the six months ended June 30, 2024 to 5.26% for the six months ended June 30, 2025.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At June 30, 2025, approximately $491 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 61% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits decreased during the three and six months ended June 30, 2025, compared to the same periods of 2024. We expect such costs during the remainder of 2025 to continue to be driven by various factors, including, but not limited to future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At June 30, 2025, total estimated uninsured deposits were $5.2 billion, or approximately 50% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $347.3 million and internal accounts of $420.7 million, were $4.5 billion, or approximately 43% of total deposits.

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

The banking segment retained approximately $43.2 million and $39.6 million in mortgage loans originated by the mortgage origination segment during the three months ended June 30, 2025 and 2024, respectively, and $105.7 million and $71.9 million in mortgage loans originated by the mortgage origination segment during the six months ended June 30, 2025 and 2024, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. During the three months ended June 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans, loan portfolio changes and net charge-offs, partially offset by a build in the allowance related to specific reserves, including changes in loan mix and risk rating grade migration, since the prior quarter. The provision for credit losses during the six months ended June 30, 2025 was primarily driven a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans. The net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2025 included a provision for credit losses of $1.8 million and $3.4 million, respectively, while collectively evaluated loans during the three and six months ended June 30, 2025 included a reversal of credit losses of $9.1 million and $1.4 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, the change in economic scenario, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The change in the allowance for credit losses during the three and six months ended June 30, 2025 was also impacted by net charge-offs of $0.9 million and $5.2 million, respectively. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

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

The banking segment’s noninterest income increased during the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to the receipt of a legal restitution payment during the second quarter of 2025 that compensated the Bank for previously incurred losses.

The banking segment’s noninterest expense increased during the three months ended June 30, 2025, compared to the same period in 2024, primarily due to occupancy and equipment expenses and professional fees, partially offset by a decrease in employees’ compensation and benefits. During the six months ended June 30, 2025, compared to the same period in 2024, noninterest expense declined primarily due to a decrease in professional fees, partially offset by an increase in employees’ compensation and benefits. The decrease in professional fees was driven by the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest income:
Wealth management:
Securities lending	$2,882	$1,637	$1,245	$3,955	$3,159	$796
Clearing services	2,249	2,667	(418)	4,794	5,317	(523)
Structured finance (1)	2,751	2,084	667	5,413	3,853	1,560
Fixed income services (1)	140	(944)	1,084	(28)	(1,600)	1,572
Other (1)	5,129	6,774	(1,645)	10,585	13,757	(3,172)
Total net interest income	13,151	12,218	933	24,719	24,486	233
Noninterest income:
Securities commissions and fees by business line (2):
Fixed income services (1)	4,547	4,648	(101)	8,437	10,088	(1,651)
Wealth management:
Retail (1)	19,305	18,157	1,148	39,166	36,895	2,271
Clearing services	8,771	8,656	115	17,814	18,026	(212)
Structured finance (1)	4,842	3,221	1,621	9,728	6,092	3,636
Other (1)	380	1,239	(859)	1,293	1,947	(654)
	37,845	35,921	1,924	76,438	73,048	3,390
Investment and securities advisory fees and commissions by business line (3):
Public finance services (1)	30,800	22,383	8,417	56,189	41,234	14,955
Fixed income services (1)	1,562	832	730	1,658	2,901	(1,243)
Wealth management:
Retail	10,219	8,894	1,325	20,217	17,438	2,779
Clearing services	576	452	124	1,114	888	226
Structured finance (1)	548	350	198	1,151	597	554
Other	64	81	(17)	161	160	1
	43,769	32,992	10,777	80,490	63,218	17,272
Other:
Structured finance (1)	6,018	11,770	(5,752)	20,018	38,768	(18,750)
Fixed income services (1)	6,425	5,169	1,256	11,489	11,902	(413)
Other (1)	2,445	6,201	(3,756)	5,004	9,695	(4,691)
	14,888	23,140	(8,252)	36,511	60,365	(23,854)
Total noninterest income	96,502	92,053	4,449	193,439	196,631	(3,192)
Net revenue (4)	109,653	104,271	5,382	218,158	221,117	(2,959)
Noninterest expense:
Variable compensation (5)	36,172	32,734	3,438	69,455	68,009	1,446
Non-variable compensation and benefits	37,321	33,447	3,874	72,102	67,629	4,473
Segment operating costs (6)	29,763	30,865	(1,102)	60,988	59,336	1,652
Total noninterest expense	103,256	97,046	6,210	202,545	194,974	7,571

Income before income taxes	$6,397	$7,225	$(828)	$15,613	$26,143	$(10,530)
(1)	Noted balances during the prior period include certain reclassifications due to the restructuring of certain business lines to conform to current period presentation.
(2)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $4.8 million and $6.4 million during the three months ended June 30, 2025 and 2024, respectively, and $9.7 million and $13.2 million during the six months ended June 30, 2025 and 2024, respectively, that is eliminated in consolidation.
(3)	Investment and securities advisory fees and commissions includes a de minimis amount and $0.1 million of income from the securitization of Small Business Administration, or SBA, loans originated with the banking segment during the three and six months ended June 30, 2025, respectively, that is eliminated in consolidation.
(4)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(5)	Variable compensation represents performance-based commissions and incentives.
(6)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increase in net revenue and for the three months ended June 30, 2025, compared with the same period in 2024, was primarily due to improved results within our public finance services, fixed income services and wealth management business lines, partially offset by a period-over-period decrease in results within our structured finance business line. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to improved fees earned from banking services. The increase in the fixed income business line’s net revenues was due primarily to improved revenue earned on municipal trading activities. The increase in the wealth management business line’s net revenue was driven by an increase in advisory fees revenues generated from customer assets under management. The decrease in the structured finance business line’s net revenues was primarily due to a decrease in trading gains from the U.S. Agency to-be-announced (“TBA”) business. Income before income taxes for the three months ended June 30, 2025 was impacted by the increases in net revenue as described above and a net increase in noninterest expenses.

The decrease in net revenue and income before income taxes for the six months ended June 30, 2025, compared with the same period in 2024, were primarily due to declines in period-over-period results within our structured finance and fixed income services business lines, partially offset by improved results within our public finance services and wealth management business lines. The decrease in the structured finance business line’s net revenues was primarily due to a decrease in trading gains from the to-be-announced (“TBA”) business partially offset by commissions earned on commodities and securitized mortgage-backed securities transactions. The decrease in fixed income services business line’s net revenues was primarily due to market conditions resulting in the decrease in earnings from fixed income sales and trading activities, in particular, from credit products, partially offset by the relative strength in municipal products. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to improved fees earned from banking services. The increase in the wealth management business line’s net revenue was driven by an increase in advisory fees revenues generated from customer assets under management, partially offset by fees earned from our FDIC sweep program on lower balances period-over-period. Income before income taxes for the six months ended June 30, 2025 was impacted by the decreases in net revenue as described above and a net increase in noninterest expenses.

The broker-dealer segment is subject to interest rate risk as a consequence of maintaining inventory positions, trading in interest rate sensitive financial instruments and maintaining a matched stock loan book. Changes in interest rates are likely to have a meaningful impact on our overall financial performance. Our broker-dealer segment has historically earned a significant portion of its revenues from advisory fees upon the successful completion of client transactions, which could be adversely impacted by interest rate volatility. Rapid or significant changes in interest rates could adversely affect the broker-dealer segment’s bond trading, sales, underwriting activities and other interest spread-sensitive activities. The broker-dealer segment also receives administrative fees for providing money market and FDIC investment alternatives to clients, which tend to be sensitive to short-term interest rates. In addition, the profitability of the broker-dealer segment depends, to an extent, on the spread between revenues earned on customer loans and excess customer cash balances, and the interest expense paid on customer cash balances, as well as the interest revenue earned on trading securities, net of financing costs. The broker-dealer segment is also exposed to interest rate risk through its structured finance business line, which is dependent on mortgage loan production that tends to be adversely impacted by interest rate volatility that may result in valuation-related adjustments.

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on trading securities used to support sales, underwriting and other customer activities. The increase in net interest income during the three and six months ended June 30, 2025, compared with the same periods in 2024, were primarily due to the increase in net interest income earned on inventory positions within the fixed income services business line.

Noninterest income increased during the three months ended June 30, 2025 and decreased during the six months ended June 30, 2025, compared with the same periods in 2024, due to a decrease in other income, partially offset by increases in securities commissions and fees and investment and securities advisory fees.

Securities commissions and fees increased during the three and six months ended June 30, 2025, compared with the same periods in 2024, primarily due to an increase in commodities and insurance product sales commissions.

Investment and securities advisory fees and commissions increased during the three and six months ended June 30, 2025, compared with the same periods in 2024, primarily due to increases in fees earned from managed assets and public finance services.

The decrease in other noninterest income during the three and six months ended June 30, 2025, compared with the same periods in 2024, were primarily due to a reduction in trading gains earned from structured finance business line due to less favorable market conditions and a second quarter 2024 distribution received on investments that did not recur in the current period.

The increase in noninterest expense during the three and six months ended June 30, 2025, compared with the same periods in 2024, were primarily due to increases in employee benefits, primarily employee health insurance and severance expenses, partially offset by a decrease in legal expenses.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total compensation as a % of net revenue (1)	67.0%	63.5%	64.9%	61.3%
Pre-tax margin (2)	5.8%	6.9%	7.2%	11.8%
FDIC insured program balances at the Bank (end of period)			$550,971	$758,292
Other FDIC insured program balances (end of period)			$1,187,873	$981,548
Customer funds on deposit, including short credits (end of period)			$200,199	$201,390

Public finance services:
Number of issues (3)	299	263	487	438
Aggregate amount of offerings (3)	$23,589,088	$15,724,661	$37,516,789	$28,381,498

Structured finance:
Lock production/TBA volume	$1,153,810	$834,520	$1,965,711	$1,448,702

Fixed income services:
Total volumes	$48,567,691	$115,243,095	$96,018,002	$203,299,886
Net inventory (end of period)			$615,949	$645,781

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			90	89
Independent registered representatives (end of period)			159	171
Correspondents (end of period)			95	99
Correspondent receivables (end of period)			$105,044	$142,591
Customer margin balances (end of period)			$222,033	$200,030

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period) (3)			$1,436,594	$1,258,764
Interest-bearing liabilities - stock loaned (end of period)			$1,426,924	$1,244,028
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest expense	$(2,302)	$(4,571)	$2,269	$(3,699)	$(8,823)	$5,124
Noninterest income	90,248	92,867	(2,619)	158,023	159,567	(1,544)
Noninterest expense	84,736	86,946	(2,210)	159,396	165,843	(6,447)
Income (loss) before income taxes	$3,210	$1,350	$1,860	$(5,072)	$(15,099)	$10,027

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from home purchases during the spring and summer months to varying degrees, when more people tend to move and sell or buy homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. As mortgage interest rates fluctuated slightly during the first half of 2025, the mortgage origination segment experienced a minor increase in refinancings as a percentage of total loan origination volume when compared to the same period in 2024. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from home purchases and refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2024 and through the first six months of 2025, certain events initially triggered as early as 2022 have continued to challenge total mortgage market origination volumes because of their effect on the economy, including an increase in average interest rates during this period when compared to the average of the three years prior to 2023, the Federal Reserve’s actions and communications, and geopolitical events. More recently, the Unites States government’s position on increasing tariffs on foreign imports and reciprocal tariffs imposed by numerous United States foreign trading partners on United States exports and the government’s recent passage of a comprehensive tax and spending bill have added to uncertainties associated with the economy. These events have adversely impacted the willingness and ability of some mortgage origination segment’s customers to conduct mortgage transactions. While prolonged shortages of home inventories have recently shown some improvement, affordability challenges, in addition to uncertainties about the economy, continue to negatively impact customers’ abilities to purchase homes. Between September 2024 and December 2024, the Federal Reserve cut the target range for the federal funds rate by 100 basis points to 4.25% - 4.5%. These were the first reductions since March 2022 when the target range was 0.25% - 0.50%. No Federal Reserve cuts were made during the first half of 2025. Despite the reduction in the federal fund rates since September 2024, average mortgage interest rates increased during the first half of 2025, when compared to the fourth quarter of 2024. We expect loan production during the third quarter of 2025 to approximate the second quarter of 2025 due to continuation of seasonal home purchase activity.

PrimeLending continues to evaluate its cost structure to address the current mortgage environment and we believe that ongoing initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. Due to conditions and challenges discussed in detail within this section of segment results, the mortgage origination segment experienced operating losses during 2024 and the first quarter of 2025. While the mortgage origination segment reported income before income taxes during the second quarter of 2025, an operating loss would have been experienced if not for the receipt by PrimeLending of $9.5 million associated with prior legal settlements. In light of these current macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s leverage ratio is below 6% (the “GNMA leverage ratio”). If this occurs, certain additional financial reporting submissions are required. During the first quarter of 2024, the HUD operating loss ratio was 22.6%, while during the second quarter of 2024, PrimeLending reported a HUD operating gain. During the third and fourth quarters of 2024 and the first quarter of 2025, the operating loss ratios were below the 20% threshold at 14.4%, 16.6% and 12.9%, respectively. PrimeLending reported a HUD operating gain during the second quarter of 2025. During the first and second quarters of 2024, the GNMA leverage ratio was 5.56% and 4.41%, respectively. Including two $10 million capital infusions received by PrimeLending from its parent company, PlainsCapital Bank, in September and December 2024, the GNMA leverage ratio increased to 6.38% and 6.36% during the third and fourth quarters of 2024, respectively. During March and June of 2025, PrimeLending received additional capital infusions from PlainsCapital Bank totaling $10 million and $5 million, respectively, and the GNMA leverage ratio remained above the required 6% at 7.12% and 6.30% during the first and second quarter of 2025, respectively. Any of these trends requiring notification to GNMA and HUD have been reported to those entities, respectively. Such capital infusions are likely in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During the first quarter of 2024, the FNMA/FHLMC capital ratio exceeded the required 6%, however during the second quarter of 2024, the FNMA/FHLMC capital ratio decreased to 5.52%. During the third and fourth quarters of 2024 and the first and second quarters of 2025, the capital ratio, including the capital infusions previously noted, exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the first, second, third and fourth quarters of 2024, PrimeLending experienced four consecutive quarterly losses; the loss ratio during these periods were 37.5%, 28.9%, 23.9% and 13.7%, respectively. PrimeLending also recognized four consecutive quarterly losses during the first quarter of 2025, when the loss ratio was

10.5%. During the second quarter of 2025 PrimeLending reported an operating gain. Any of these trends requiring notification to FNMA and FHLMC have been reported to those entities, respectively.

Income before income taxes increased $1.9 million, or 137.8%, during the three months ended June 30, 2025, compared with the same period in 2024. The increase was primarily the result of decreases in noninterest expense and net interest expense. The loss before income taxes decreased during the six months ended June 30, 2025, compared with the same period in 2024. The decrease was primarily the result of decreases in noninterest expense and net interest expense.

During 2022 and continuing through the fourth quarter of 2023, the average quarterly U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During 2024 and the first half of 2025 both rates fluctuated modestly. More specifically average interest rates during the three and six months ended June 30, 2025 were relatively flat compared to average interest rates during the same periods in 2024. Refinancing volume as a percentage of total origination volume was higher during the three and six months ended June 30, 2025 at 10.8% and 11.4%, respectively, as compared to 7.3% and 7.4%, respectively, during the same periods in 2024. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2025, as compared to 2024, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from buyers’ concerns regarding economic uncertainties and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2025, funded volume through ABAs was approximately 13% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to continue to approximate 13% of loan volume of the mortgage origination segment during the remainder of 2025.

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2025		2024			2025		2024
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2025 vs 2024	Amount	Total	Amount	Total	2025 vs 2024
Mortgage Loan Originations - units	7,434		7,438		(4)	12,807		12,849		(42)

Mortgage Loan Originations - volume:
Conventional	$1,359,772	55.90%	$1,423,789	59.84%	$(64,017)	$2,324,975	55.69%	$2,439,985	60.16%	$(115,010)
Government	557,762	22.93%	485,741	20.42%	72,021	958,950	22.97%	886,101	21.85%	72,849
Jumbo	157,090	6.46%	146,405	6.15%	10,685	275,182	6.59%	211,323	5.21%	63,859
Other	357,895	14.71%	323,363	13.59%	34,532	615,753	14.75%	518,375	12.78%	97,378
	$2,432,519	100.00%	$2,379,298	100.00%	$53,221	$4,174,860	100.00%	$4,055,784	100.00%	$119,076

Home purchases	$2,168,690	89.15%	$2,205,157	92.68%	$(36,467)	$3,697,250	88.56%	$3,754,098	92.56%	$(56,848)
Refinancings	263,829	10.85%	174,141	7.32%	89,688	477,610	11.44%	301,686	7.44%	175,924
	$2,432,519	100.00%	$2,379,298	100.00%	$53,221	$4,174,860	100.00%	$4,055,784	100.00%	$119,076

Texas	$716,022	29.44%	$709,383	29.81%	$6,639	$1,264,632	30.29%	$1,287,075	31.73%	$(22,443)
California	185,131	7.61%	196,939	8.28%	(11,808)	321,525	7.70%	316,147	7.79%	5,378
South Carolina	143,254	5.89%	142,609	5.99%	645	240,131	5.75%	224,220	5.53%	15,911
Missouri	115,480	4.75%	114,669	4.82%	811	180,661	4.33%	183,103	4.51%	(2,442)
New York	95,580	3.93%	84,702	3.56%	10,878	162,181	3.88%	153,172	3.78%	9,009
Florida	87,550	3.60%	93,758	3.94%	(6,208)	160,898	3.85%	165,134	4.07%	(4,236)
Arizona	76,080	3.13%	68,463	2.88%	7,617	135,837	3.25%	127,653	3.15%	8,184
Ohio	74,955	3.08%	73,474	3.09%	1,481	131,005	3.14%	118,976	2.93%	12,029
Washington	68,200	2.80%	67,511	2.84%	689	115,347	2.76%	112,103	2.76%	3,244
Colorado	49,967	2.05%	42,899	1.80%	7,068	88,270	2.11%	70,088	1.73%	18,182
All other states	820,300	33.72%	784,891	32.99%	35,409	1,374,373	32.94%	1,298,113	32.02%	76,260
	$2,432,519	100.00%	$2,379,298	100.00%	$53,221	$4,174,860	100.00%	$4,055,784	100.00%	$119,076

Mortgage Loan Sales - volume:
Third parties	$2,092,058	97.98%	$1,799,284	97.85%	$292,774	$3,774,106	97.27%	$3,516,814	98.00%	$257,292
Banking segment	43,233	2.02%	39,557	2.15%	3,676	105,740	2.73%	71,885	2.00%	33,855
	$2,135,291	100.00%	$1,838,841	100.00%	$296,450	$3,879,846	100.00%	$3,588,699	100.00%	$291,147

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

The mortgage origination segment’s total loan origination volume increased 2.2% and 2.9% during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, while the income before income taxes increased 137.8% and the loss before income taxes decreased 66.4% during the same period, respectively. The increase in income before income taxes and the decrease in loss before income taxes during the three and six months ended June 30, 2025, when compared to the same periods in 2024, was primarily due to the receipt by PrimeLending of $9.5 million under multiple Settlement Agreements in April 2025. Additionally, contributing to these positive changes were increases in net gains on sale of loans, decreases in the loss on the change in the net fair value and related derivative activity associated with mortgage servicing rights assets, and servicing expense, partially offset by decreases in the gain on the change in the net fair value and related derivative activity associated with interest rate lock commitments and loans held for sale, mortgage loan origination fees and other related income, and servicing fees.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains from mortgage loan sales (basis points):
Loans sold to third parties	223	223	222	219
Broker fee income (1)	10	10	10	8
Impact of loans retained by banking segment	(5)	(5)	(6)	(4)
As reported	228	228	226	223
Variable compensation as a percentage of total compensation	56.2%	56.6%	51.8%	49.9%
Mortgage servicing rights asset ($000's) (end of period) (2)			$7,887	$52,902
(1)	Broker fee income is earned by the mortgage origination segment for facilitating mortgage loan transactions between PrimeLending customers and third-party mortgage lenders when the requested loan products are not offered by PrimeLending.
(2)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit with the Bank, and related intercompany financing costs. Net interest expense decreased during the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to a decline in the negative net interest margin.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net gains from sale of loans	$48,647	$42,002	$6,645	$87,643	$79,882	$7,761
Mortgage loan origination fees and other related income	28,738	34,398	(5,660)	51,189	60,836	(9,647)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	3,005	11,130	(8,125)	8,621	15,307	(6,686)
Mortgage servicing rights asset	(290)	(3,110)	2,820	(548)	(13,155)	12,607
Servicing fees	633	8,447	(7,814)	1,603	16,697	(15,094)
Other	9,515	—	9,515	9,515	—	9,515
Total noninterest income	$90,248	$92,867	$(2,619)	$158,023	$159,567	$(1,544)

Net gains from sale of loans increased 15.8% and 9.7%, while total loans sales volume was flat during the three and six months ended June 30, 2025, respectively, compared with the same periods in 2024. During both periods, the increase in net gains from sales of loans was primarily the result of an increase in mortgage loan sale volume as average loan sale margin remained relatively flat.

Mortgage loan origination fees decreased 16.5% and 15.9% during the three and six months ended June 30, 2025, respectively, compared with the same periods in 2024. During both periods, the decrease was primarily the result of a decrease in average mortgage loan origination fees, partially offset by a slight increase in loan origination volume.

In April 2025, PrimeLending entered into multiple legal settlements related to a matter whereby PrimeLending received an aggregate of $9.5 million from the respective parties. The full amount associated with the legal settlements was recorded within other noninterest income during the second quarter of 2025.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended June 30, 2025 and 2024 were $43.2 million and $39.6 million, respectively, and $105.7 million and $71.9 million during the six months ended June 30, 2025 and 2024, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The increase in net fair value of IRLCs and loans held for sale during the three and six months ended June 30, 2025, was the result of an increase in the total volume of individual IRLCs and loans held for sale, and to a lesser extent, an increase in the average value of individual IRLCs and loans held for sale during both periods.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and six months ended June 30, 2025, PrimeLending retained servicing on approximately 4% and 5% of loans sold, compared with approximately 7% and 9% of loans sold during the same periods in 2024. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. During the three and six months ended June 30, 2025, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $0.3 million and $0.5 million, respectively.

During the three and six months ended June 30, 2024, the operating results of the mortgage origination segment were negatively impacted by decreases of $3.1 million and $13.2 million, respectively, in the net fair value of the MSR asset, which included a $7.3 million decrease during the three months ended March 31, 2024, related to a change in the prepayment rates used as inputs to value the MSR asset and to reflect the difference between the MSR carrying value and the sales price reflected in a signed letter of intent. The remaining fluctuations in the net fair value of the MSR asset during the periods were primarily driven by net changes in long-term U.S. Treasury bond rates and customer payoffs and net losses of $2.8 million and $8.5 million generated by the derivatives used to hedge the MSR. During 2024, the mortgage origination segment sold aggregate MSR assets of $87.3 million, which represented $5.2 billion of its serviced loan volume at the time. During the first quarter of 2025, the mortgage origination segment expensed $0.8 million for amounts paid to the purchasers of these MSR assets for loans included in the sale which prepaid within a defined period of time outlined in the sale agreements. As of June 30, 2025, the mortgage origination segment serviced approximately $535.9 million of loan volume, valued at $7.9 million. PrimeLending does not currently expect the level of MSR assets to be significant in the short-term.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Variable compensation	$34,975	$34,886	$89	$59,807	$57,074	$2,733
Non-variable compensation and benefits	27,239	26,738	501	55,746	57,244	(1,498)
Segment operating costs	18,063	18,463	(400)	35,931	38,747	(2,816)
Lender paid closing costs	4,174	1,996	2,178	6,674	3,253	3,421
Servicing expense	285	4,863	(4,578)	1,238	9,525	(8,287)
Total noninterest expense	$84,736	$86,946	$(2,210)	$159,396	$165,843	$(6,447)

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

While total loan origination volume increased 2.2% and 2.9% during the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, the aggregate non-variable compensation and benefits of the mortgage origination segment increased 1.9% and decreased 2.6%, respectively, during the same periods. This slight increase during the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to a one-time severance payments and related payroll tax expense. The decrease in non-variable compensation and benefits for during the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a decrease in salaries associated with reductions in underwriting and loan fulfillment, operations and corporate staff as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. In addition, during the six months ended June 30, 2025, compared to the same period in 2024, segment operating costs decreased, while during the three months ended June 30, 2025, compared to the same period in 2024, segment operating costs were relatively flat.

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

Between January 1, 2016 and June 30, 2025, the mortgage origination segment sold mortgage loans totaling $136.9 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2016, it does not anticipate experiencing significant losses in the future on loans originated prior to 2016 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2016 and June 30, 2025 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$256,172	0.19%	$—	—%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	215,173	0.16%	25,462	0.02%
	$471,345	0.35%	$25,462	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the second quarter of 2024, PrimeLending increased the indemnification reserve rate applied to loans sold subsequent to April 30, 2024, to address recent loss trends. During the second quarter of 2025, there was no adjustment made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At June 30, 2025 and December 31, 2024, the mortgage origination segment’s total indemnification liability reserve totaled $7.9 million and $8.1 million, respectively. The related provision for indemnification losses was $0.9 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.1 million during the six months ended June 30, 2025 and 2024, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest income (expense)	$(166)	$(3,153)	$2,987	$(1,035)	$(6,255)	$5,220
Noninterest income	(628)	6,001	(6,629)	42,751	11,785	30,966
Noninterest expense	14,285	14,716	(431)	40,176	32,101	8,075
Income (loss) before income taxes	$(15,079)	$(11,868)	$(3,211)	$1,540	$(26,571)	$28,111

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, and industrial equipment manufacturing, with an aggregate carrying value of approximately $43 million at June 30, 2025.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and six months ended June 30, 2025 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during the three months ended June 30, 2025 and 2024 included quarterly interest expense of $0.4 million and $0.8 million incurred on our 2030 Subordinated Notes that were redeemed on May 15, 2025. Interest expense during each of the three months ended June 30, 2025 and 2024 included recurring quarterly interest expense of $2.3 million on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”). Interest expense during the three months ended June 30, 2024 also included interest expense of $1.9 million on our outstanding Senior Notes that were redeemed on January 15, 2025.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the three months ended June 30, 2025, noninterest income included a loss of $3.4 million associated with the sale of operations by the merchant bank equity investment in the first quarter of 2025, partially offset by gains of $2.8 million associated with certain other merchant bank equity investments. During the six months ended June 30, 2025, noninterest income reflected an updated preliminary pre-tax gain of $27.1 million ($21.0 million net of tax) related to the sale of operations associated with our aggregate interest in Moser Holdings, LLC, while during the three and six months ended June 30, 2024, noninterest income included a pre-tax gain of $1.9 million and $4.7 million, respectively, associated with the sale of certain merchant bank equity investments.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three and six months ended June 30, 2025, changes in noninterest expenses, compared to the same periods in 2024, were primarily due to changes associated with employees’ compensation and benefits driven by variable compensation associated with the sale of our aggregate interest in Moser Holdings, LLC.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2025, as compared with December 31, 2024.

Securities Portfolio

At June 30, 2025, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2025	2024
Trading securities, at fair value
U.S. Treasury securities	$—	$2,553
U.S. government agencies:
Bonds	29,769	9,984
Residential mortgage-backed securities	105,982	35,440
Collateralized mortgage obligations	88,495	125,515
Other	48,030	19,877
Corporate debt securities	39,727	60,594
States and political subdivisions	333,817	244,076
Private-label securitized product	14,880	16,208
Other	15,057	10,669
	675,757	524,916
Securities available for sale, at fair value
U.S. Treasury securities	4,853	4,762
U.S. government agencies:
Bonds	80,920	111,868
Residential mortgage-backed securities	389,193	341,186
Commercial mortgage-backed securities	228,074	220,327
Collateralized mortgage obligations	642,182	657,600
Corporate debt securities	31,919	29,816
States and political subdivisions	31,206	30,990
	1,408,347	1,396,549
Securities held to maturity, at amortized cost
U.S. government agencies:
Bonds	10,000	—
Residential mortgage-backed securities	264,455	255,880
Commercial mortgage-backed securities	138,382	147,696
Collateralized mortgage obligations	280,673	257,230
States and political subdivisions	78,131	77,093
	771,641	737,899

Equity securities, at fair value	4,996	297
Total securities portfolio	$2,860,741	$2,659,661

We had net unrealized losses of $80.0 million and $101.9 million at June 30, 2025 and December 31, 2024, respectively, related to the available for sale investment portfolio, and net unrealized losses of $67.6 million and $88.0 million at June 30, 2025 and December 31, 2024, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized losses of $0.3 million and net unrealized gains $0.2 million at June 30, 2025 and December 31, 2024, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2025, the banking segment’s securities portfolio of $2.1 billion was comprised of available for sale securities of $1.4 billion, held to maturity securities of $771.6 million and equity securities of $0.3 million, in addition to $10.5 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $675.7 million at June 30, 2025. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $59.8 million at June 30, 2025.

Corporate

At June 30, 2025, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $31.9 million and other assets of $12.1 million within the consolidated balance sheet.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2025. In addition, as of June 30, 2025, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at June 30, 2025.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	June 30,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$2,015,023	$1,921,691
Owner occupied	1,481,362	1,435,945
Commercial and industrial	1,511,369	1,541,940
Construction and land development	853,201	866,245
1-4 family residential	1,840,282	1,792,602
Consumer	30,527	28,410
Broker-dealer	329,440	363,718
Loans held for investment, gross	8,061,204	7,950,551
Allowance for credit losses	(97,961)	(101,116)
Loans held for investment, net of allowance	$7,963,243	$7,849,435

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.6 billion and $8.3 billion at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $924.8 million was drawn. At December 31, 2024, amounts drawn on the available warehouse lines of credit was $0.8 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at June 30, 2025, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of June 30, 2025 (in thousands). There have not been changes in the real estate loan portfolio since December 31, 2024 that would significantly impact the banking segment’s geographic loan concentration risk.

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$159,476	$219,830	$26,464	$16,208	$21,306	$6,913	$65,386	$305	$515,888
Retail	147,709	79,755	26,987	25,486	17,952	6,722	24,336	8,528	337,475
Hotel/Motel	31,897	11,590	27,659	16,883	90	15,798	34,757	13,536	152,210
Multifamily	57,198	50,688	38,167	49,899	47,266	34,113	53,878	16,351	347,560
Industrial	156,957	58,506	7,471	4,564	2,415	643	18,310	6,892	255,758
All other	140,424	67,448	27,291	7,289	24,847	45,596	76,074	17,163	406,132
	$693,661	$487,817	$154,039	$120,329	$113,876	$109,785	$272,741	$62,775	$2,015,023
Owner occupied:
Office	$166,821	$96,957	$25,593	$17,518	$32,181	$7,003	$9,454	$2,711	$358,238
Retail	11,448	15,773	2,465	926	1,406	133	5,561	927	38,639
Industrial	193,664	37,026	31,775	7,306	20,432	7,422	40,610	19,668	357,903
All other	331,572	70,637	71,214	24,420	48,465	13,131	145,179	21,964	726,582
	$703,505	$220,393	$131,047	$50,170	$102,484	$27,689	$200,804	$45,270	$1,481,362
Total commercial real estate loans	$1,397,166	$708,210	$285,086	$170,499	$216,360	$137,474	$473,545	$108,045	$3,496,385

At June 30, 2025, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 45.2%, 23.8% and 11.0%, respectively, of the banking segment’s total loans held for investment at June 30, 2025. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2025.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At June 30, 2025, the Bank’s energy loan exposure was approximately $60 million of loans held for investment with unfunded commitment balances of approximately $24 million. The allowance for credit losses on the Bank’s energy portfolio was $0.3 million, or 0.6% of loans held for investment at June 30, 2025.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	June 30, 2025
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$819,551	$918,884	$276,588	$—	$2,015,023
Owner occupied	421,211	564,145	487,329	8,677	1,481,362
Commercial and industrial	1,998,684	327,031	79,511	—	2,405,226
Construction and land development	731,689	102,961	17,732	819	853,201
1-4 family residential	179,728	726,798	245,490	688,266	1,840,282
Consumer	13,743	16,379	398	7	30,527
Total	$4,164,606	$2,656,198	$1,107,048	$697,769	$8,625,621

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
June 30, 2025	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$744,038	$451,434	$1,195,472
Owner occupied	720,050	340,101	1,060,151
Commercial and industrial	277,707	128,835	406,542
Construction and land development	47,934	73,578	121,512
1-4 family residential	899,576	760,978	1,660,554
Consumer	15,361	1,423	16,784
Total	$2,704,666	$1,756,349	$4,461,015

In the table above, floating interest rate loans totaling $298.6 million as of June 30, 2025 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $329.4 million and $363.7 million at June 30, 2025 and December 31, 2024, respectively. This decrease from December 31, 2024 to June 30, 2025 was primarily attributable to a decrease of $45.0 million, or 30%, in receivables from correspondents, partially offset by an increase of $10.0 million, or 5%, in customer margin accounts.

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

	June 30,	December 31,
	2025	2024
Loans held for sale:
Unpaid principal balance	$869,778	$802,987
Fair value adjustment	19,534	6,795
	$889,312	$809,782
IRLCs:
Unpaid principal balance	$715,134	$384,528
Fair value adjustment	13,655	2,942
	$728,789	$387,470

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2025 and December 31, 2024 were $1.3 billion and $932.6 million, respectively, while the related estimated fair values were ($9.9) million and $6.4 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of June 30, 2025, we utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2025. During our previous quarterly macroeconomic assessment as of March 31, 2025, we utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in March 2025. Management determined it appropriate to utilize the baseline macroeconomic scenario as of June 30, 2025 given the combination of the ongoing resilience of the U.S. economy and the potential impact of tariffs and reciprocal tariffs best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast, and based on the single macroeconomic alternative scenario selected for respective period, to determine our best estimate of expected credit losses.

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2025	2025	2024	2024	2024
GDP growth rates:
	Q2 2024					2.1%
	Q3 2024				2.0%	1.2%
	Q4 2024			2.6%	1.3%	0.6%
	Q1 2025		1.2%	1.2%	1.2%	1.0%
	Q2 2025	1.9%	1.1%	1.0%	1.5%	(2.0)%
	Q3 2025	0.6%	1.1%	0.3%	1.5%	(2.5)%
	Q4 2025	1.4%	0.8%	0.6%	1.5%	(1.3)%
	Q1 2026	1.5%	0.8%	0.9%	1.5%
	Q2 2026	1.4%	1.4%	0.9%
	Q3 2026	1.5%	1.9%
	Q4 2026	1.7%

Unemployment rates:
	Q2 2024					4.0%
	Q3 2024				4.3%	4.1%
	Q4 2024			4.2%	4.4%	4.1%
	Q1 2025		4.1%	4.4%	4.7%	4.1%
	Q2 2025	4.2%	4.2%	4.6%	4.9%	4.8%
	Q3 2025	4.3%	4.6%	4.9%	5.2%	5.6%
	Q4 2025	4.3%	5.0%	5.1%	5.2%	6.0%
	Q1 2026	4.5%	5.3%	5.2%	5.1%
	Q2 2026	4.7%	5.5%	5.1%
	Q3 2026	4.8%	5.4%
	Q4 2026	4.8%

As of June 30, 2025, our U.S. economic forecast assumes real GDP will remain below trend in the near term as tariffs weigh on the economy’s growth. The changes in real GDP on an annual average basis are 1.5% in 2025 and 1.4% in 2026. The unemployment rate increases in the second half of 2025 and reaches a peak of 4.8% in the second half of 2026 before slowly receding. Our forecast considers the potential for monetary policy to ease from the Federal Reserve with the federal funds rate at 4.0% by year end 2025 and 3.0% by year end 2026. Vacancy rates for certain commercial real estate sectors remain elevated, and the interest rate outlook challenges the recovery.

Since December 31, 2024, we updated our U.S. economic outlook to reflect our expectations of a period of below trend economic growth beginning in the near term. For the first quarter of 2025, real GDP fell 0.2% annualized. Surging imports contributed to the real GDP decline in the first quarter of 2025, but the increase in imports has reversed since then. Trade policy changes add uncertainty to the outlook and the labor market shows signs of weakening. The Federal Reserve has paused rate cuts as they balance above-target inflation and labor market health.

During the three months ended June 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans, loan portfolio changes and net charge-offs, partially offset by a build in the allowance related to specific reserves, including changes in loan mix and risk rating grade migration within the banking segment, since the prior quarter. The provision for credit losses during the six months ended June 30, 2025 was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2025 included a provision for credit losses of $1.8 million and $3.4 million, respectively, while collectively evaluated loans during the three and six months ended June 30, 2025 included a reversal of credit losses of $9.1 million and $1.4 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the

Bank and also reflected other factors including, but not limited to, the change in economic scenario, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2025 were also impacted by net charge-offs of $0.9 million and $5.2 million, respectively.

As noted above, the combined net impact to the allowance of changes associated with individually and collectively evaluated loans have resulted in a net decrease in the allowance at June 30, 2025, compared to December 31, 2024. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.31% and 1.37% as of June 30, 2025 and December 31, 2024, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at June 30, 2025, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic forecast could adversely impact borrower cash flows and result in increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings and auto note financing, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

cv
			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
June 30, 2025	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$2,015,023	$27,837	1.38%
Owner occupied (2)	1,481,362	34,154	2.31%
Commercial and industrial (3)	1,230,548	22,875	1.86%
Construction and land development (4)	853,201	7,341	0.86%
Total commercial loans	5,580,134	92,207	1.65%

1-4 family residential	1,840,282	5,057	0.27%
Consumer	30,527	538	1.76%
Total retail loans	1,870,809	5,595	0.30%

Total commercial and retail loans	7,450,943	97,802	1.31%

Broker-dealer	329,440	19	0.01%
Mortgage warehouse lending	280,821	140	0.05%
Total loans held for investment	$8,061,204	$97,961	1.22%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At June 30, 2025, the office, retail and hotel/motel loans held for investment balances of approximately $516 million, $337 million and $152 million, respectively, had an allowance for credit losses of approximately $11 million, $2 million and $2 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.2%, 0.7% and 1.1%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At June 30, 2025, the industrial and office loans held for investment balances of approximately $358 million and $358 million, respectively, had an allowance for credit losses of approximately $8 million and $8 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.4% and 2.1%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At June 30, 2025, the auto note financing loans held for investment balance of approximately $78 million had an allowance for credit losses of approximately $5 million, and an allowance for credit losses as a percentage of total loans held for investment of 6.4%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At June 30, 2025, the retail and office loans held for investment balances of approximately $55 million and $28 million, respectively, had an allowance for credit losses of approximately $0.7 million and $0.5 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.3% and 1.7%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of June 30, 2025, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the impacts of tariffs on the economy will be less than expected and the economic impacts from international armed conflicts recede faster than expected. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow 3.7% in the third quarter of 2025, 2.8% in the fourth quarter of 2025, 2.9% in the first quarter of 2026, and 3.1% in the second quarter of 2026. Average unemployment rates are expected to decline to 3.8% by the third quarter of 2025 and to 3.5% by the fourth quarter of 2025 before reverting to historical data. Rates remain higher than in the baseline forecast due to stronger growth and slightly higher inflation, and the federal funds rate is lowered to 4.1% by the fourth quarter of 2025.

Compared to our economic forecast, the downside scenario assumes the combination of tariffs, reciprocal tariffs, and rising inflation causes the economy to fall into recession in the third quarter of 2025. Real GDP is expected to decrease 3.0% in the third quarter of 2025, 3.1% in the fourth quarter of 2025, and 4.0% in the first quarter of 2026. Average unemployment rates are expected to increase to 6.0% by the third quarter of 2025 and to 8.3% by the third quarter of 2026 and then revert back to historical average rates over time. The Federal Reserve increases the federal funds rate to control rising inflation to a 5.0% target by the fourth quarter of 2025 and then reduces it to support the economy to a 3.7% target starting in 2026.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $12 million or a weighted average expected loss rate of 1.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $66 million or a weighted average expected loss rate of 2.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loans Held for Investment:
Balance, beginning of period	$106,197	$104,231	$101,116	$111,413
Provision for (reversal of) credit losses	(7,340)	10,934	1,998	8,063
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—	—	—
Owner occupied	10	6	18	15
Commercial and industrial	150	452	271	794
Construction and land development	—	1	—	2
1-4 family residential	12	93	20	104
Consumer	39	46	62	83
Broker-dealer	—	—	—	—
Total recoveries	211	598	371	998
Loans charged off:
Commercial real estate:
Non-owner occupied	—	—	918	1,647
Owner occupied	—	—	—	—
Commercial and industrial	743	615	4,175	3,598
Construction and land development	269	—	269	—
1-4 family residential	—	1	—	1
Consumer	95	65	162	146
Broker-dealer	—	—	—	—
Total charge-offs	1,107	681	5,524	5,392
Net recoveries (charge-offs)	(896)	(83)	(5,153)	(4,394)
Balance, end of period	$97,961	$115,082	$97,961	$115,082

Average loans held for investment for the period	$8,073,187	$7,892,879	$7,982,470	$7,864,263
Total loans held for investment (end of period)			$8,061,204	$8,173,520

Loans Held for Sale:
Average loans held for sale for the period	$923,726	$934,445	$817,003	$868,271
Total loans held for sale (end of period)			$979,875	$1,264,437

Selected Credit Metrics:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.04)%	(0.00)%	(0.13)%	(0.11)%
Non-accrual loans:
Loans held for investment (end of period)			$67,472	$101,605
Loans held for sale (end of period)			$5,271	$4,059
Non-accrual loans to total loans (end of period)			0.80%	1.12%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)			1.08%	1.22%
Total loans held for investment (end of period)			1.22%	1.41%
Total non-accrual loans (end of period)			134.67%	108.91%
Non-accrual loans held for investment (end of period)			145.19%	113.26%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following table for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment decreased by $16.9 million from December 31, 2024 to June 30, 2025. This decrease was primarily due to decreases in commercial and industrial loans of $18.0 million and commercial real estate non-owner occupied loans of $3.1 million, partially offset by an increase in 1-4 family residential loans of $3.1 million.

The following tables present additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended June 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$27,837	$—	$2,002,901	—%
Owner occupied	34,154	10	1,454,650	—%
Commercial and industrial	23,015	(593)	1,505,211	(0.16)%
Construction and land development	7,341	(269)	860,912	(0.13)%
1-4 Family Residential	5,057	12	1,850,516	—%
Consumer	538	(56)	24,923	(0.90)%
Broker-Dealer	19	—	374,074	—%
Total	$97,961	$(896)	$8,073,187	(0.04)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Six Months Ended June 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$27,837	$(918)	$1,973,733	(0.09)%
Owner occupied	34,154	18	1,448,940	—%
Commercial and industrial	23,015	(3,904)	1,485,302	(0.53)%
Construction and land development	7,341	(269)	872,866	(0.06)%
1-4 Family Residential	5,057	20	1,837,421	—%
Consumer	538	(100)	24,561	(0.82)%
Broker-Dealer	19	—	339,647	—%
Total	$97,961	$(5,153)	$7,982,470	(0.13)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended June 30, 2024	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$37,321	$—	$1,972,642	—%
Owner occupied	32,772	6	1,460,977	0.00%
Commercial and industrial	28,869	(163)	1,638,663	(0.04)%
Construction and land development	7,594	1	884,797	0.00%
1-4 Family Residential	7,912	92	1,777,468	0.02%
Consumer	547	(19)	24,054	(0.32)%
Broker-Dealer	67	—	134,278	—%
Total	$115,082	$(83)	$7,892,879	(0.00)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Six Months Ended June 30, 2024	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$37,321	$(1,647)	$1,947,514	(0.17)%
Owner occupied	32,772	15	1,453,640	0.00%
Commercial and industrial	28,869	(2,804)	1,607,211	(0.35)%
Construction and land development	7,594	2	936,197	0.00%
1-4 Family Residential	7,912	103	1,767,855	0.01%
Consumer	547	(63)	24,007	(0.53)%
Broker-Dealer	67	—	127,839	—%
Total	$115,082	$(4,394)	$7,864,263	(0.11)%

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

	June 30, 2025		December 31, 2024
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$27,837	25.00%	$29,310	24.17%
Owner occupied	34,154	18.38%	33,112	18.06%
Commercial and industrial	23,015	18.74%	25,609	19.39%
Construction and land development	7,341	10.58%	7,161	10.90%
1-4 family residential	5,057	22.83%	5,327	22.55%
Consumer	538	0.38%	547	0.36%
Broker-dealer	19	4.09%	50	4.57%
Total	$97,961	100.00%	$101,116	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2025	2025	2024	2024	2024
Commercial real estate:
Non-owner occupied	$27,837	$34,703	$29,310	$32,330	$37,321
Owner occupied	34,154	35,370	33,112	34,378	32,772
Commercial and industrial	23,015	23,350	25,609	28,308	28,869
Construction and land development	7,341	7,291	7,161	7,924	7,594
1-4 family residential	5,057	4,988	5,327	7,161	7,912
Consumer	538	479	547	580	547
Broker-dealer	19	16	50	237	67
	$97,961	$106,197	$101,116	$110,918	$115,082

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,953	$8,296	$7,918	$8,876
Other noninterest expense	1,161	289	1,196	(291)
Balance, end of period	$9,114	$8,585	$9,114	$8,585

During the three and six months ended June 30, 2025, the increases in the reserve for unfunded commitments were primarily due to increases in commitment balances. During the three months ended June 30, 2024, the increase in the reserve for unfunded commitments was primarily due to an increase in expected loss rates, while the decrease in the reserve for unfunded commitments during the six months ended June 30, 2024 was primarily due to decreases in commitment balances.

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

At June 30, 2025, we had $165.5 million of potential problem loans, compared to $166.9 million at December 31, 2024. Our potential problem loans designated as substandard accrual at June 30, 2025 and December 31, 2024, totaled $114.3 million and $152.6 million, respectively. The decrease from December 31, 2024 to June 30, 2025 was primarily attributable to decreases in commercial real estate non-owner occupied loans, commercial and industrial loans, 1-4 family residential loans and construction and land development loans, partially offset by an increase in commercial real estate owner occupied loans. Of the $114.3 million of potential problem loans designated as substandard accrual at June 30, 2025, $39.9 million, $25.6 million and $24.3 million were associated with commercial real estate owner occupied loans, commercial and industrial loans and commercial real estate non-owner occupied loans, respectively, compared to $37.3 million, $35.2 million and 48.4 million, respectively, at December 31, 2024.

Potential problem loans designated as special mention were comprised of six credit relationships totaling $51.3 million at June 30, 2025, compared with four credit relationships totaling $14.2 million at December 31, 2024. Of the $51.3 million of potential problem loans at June 30, 2025, $46.8 million was associated with a single credit relationship included in our commercial real estate non-owner occupied loan portfolio within the multifamily industry subsector.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2025	2024	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$4,107	$7,166	$(3,059)
Owner occupied	6,429	6,092	337
Commercial and industrial	40,990	59,025	(18,035)
Construction and land development	3,667	3,003	664
1-4 family residential	17,550	12,863	4,687
Consumer	—	—	—
Broker-dealer	—	—	—
Non-accrual loans	$72,743	$88,149	$(15,406)

Non-accrual loans as a percentage of total loans	0.80%	1.00%	(0.20)%

Other real estate owned	$9,144	$2,848	$6,296

Other repossessed assets	$—	$98	$(98)

Non-performing assets	$81,887	$91,095	$(9,208)

Non-performing assets as a percentage of total assets	0.53%	0.56%	(0.03)%

Loans past due 90 days or more and still accruing	$28,378	$22,090	$6,288

At June 30, 2025, non-accrual loans included 24 commercial and industrial relationships with loans secured by finance company notes receivable, accounts receivable, inventory and equipment. Commercial and industrial non-accrual loans decreased by $18.0 million from December 31, 2024 to June 30, 2025 primarily due to principal paydowns and the reclassification of a single non-accrual loan from commercial and industrial loans to commercial real estate non-owner occupied loans. Non-accrual loans at June 30, 2025 also included $5.3 million of loans secured by residential and commercial real estate which were classified as loans held for sale. At December 31, 2024, non-accrual loans included 27 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2024 also included $3.7 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) increased from December 31, 2024 to June 30, 2025, primarily due to additions totaling $7.2 million, partially offset by disposals and valuation adjustments totaling $0.9 million. At both June 30, 2025 and December 31, 2024, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing intense competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended June 30, 2025 was 3.18%, compared to 3.26% during the three months ended March 31, 2025 and 3.92% during the three months ended June 30, 2024.

Given the cumulative 100-basis point decrease in interest rates since September 2024 and current deposit levels, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 72%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 52%. We expect that the Bank’s cost related to interest-bearing deposits during 2025 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,
	2025		2024
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,736,066	0.00%	$2,882,768	0.00%
Interest-bearing deposits:
Demand	6,563,272	2.83%	6,224,385	3.54%
Savings	228,913	1.00%	248,147	1.19%
Time	1,234,448	3.88%	1,210,715	4.29%
	8,026,633	2.94%	7,683,247	3.58%
Total deposits	$10,762,699	2.19%	$10,566,015	2.60%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at June 30, 2025, compared with approximately $15 million at December 31, 2024. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At June 30, 2025, total estimated uninsured deposits were $5.2 billion, or approximately 50% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $347.3 million and internal accounts of $420.7 million, were $4.5 billion, or approximately 43% of total deposits. Total estimated uninsured deposits were $5.7 billion, or approximately 52% of total deposits, as of December 31, 2024.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of June 30, 2025 (in thousands).

Months to maturity:
3 months or less	$181,135
3 months to 6 months	29,930
6 months to 12 months	44,575
Over 12 months	92,508
$348,148

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	June 30, 2025		December 31, 2024
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$734,508	4.16%	$834,023	4.64%
Notes payable	148,475	6.97%	347,667	4.22%
	$882,983	4.73%	$1,181,690	4.52%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at June 30, 2025, compared with December 31, 2024, primarily reflected decreases in federal funds purchased by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by increases in short-term bank loans and commercial paper by the broker-dealer segment. Notes payable at June 30, 2025 was comprised of the 2035 Subordinated Notes, net of origination fees, of $148.5 million, while notes payable at December 31, 2024 included the Senior Notes, net of origination fees, of $149.7 million that were redeemed on January 15, 2025, the 2030 Subordinated Notes, net of origination fees, of $49.6 million that were redeemed on May 15, 2025, and the 2035 Subordinated Notes, net of origination fees, of $148.4 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At June 30, 2025, Hilltop had $254.6 million in cash and cash equivalents, a decrease of $165.9 million from $420.5 million at December 31, 2024. This decrease in cash and cash equivalents was primarily due to cash outflows from the redemption of our Senior Notes and 2030 Subordinated Notes, $68.2 million in stock repurchases, $23.2 million in cash dividends declared and other general corporate expenses, partially offset by the receipt of $152.8 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, our 2030 Subordinated Notes previously scheduled to mature in May 2030, were redeemed on May 15, 2025 using cash on hand, and all of our outstanding Senior Notes previously scheduled to mature in April 2025 were redeemed on January 15, 2025 using cash on hand.

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

Dividend Declaration

On July 24, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on August 29, 2025 to all common stockholders of record as of the close of business on August 15, 2025.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. In July 2025, our board of directors authorized, subject to non-objection from the Board of Governors of the Federal Reserve, an increase to the aggregate amount of common stock we may repurchase under this program to $135.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2025, Hilltop paid $68.2 million to repurchase an aggregate of 2,203,936 shares of our common stock at an average price of $30.94 per share pursuant to the stock repurchase program. As a result of share repurchases during 2025, Hilltop has approximately $67 million of available share repurchase capacity, subject to non-objection with respect to the additional $35.0 million, through the expiration of the 2025 stock repurchase program in January 2026.

Senior Notes due 2025

On January 15, 2025 (three months prior to the maturity date of the Senior Notes) we redeemed, at our election, all of our outstanding Senior Notes at a redemption price equal to 100% of the principal amount of $150 million, plus accrued and unpaid interest to, but excluding, the Senior Notes Redemption Date using cash on hand, which also satisfied and discharged our obligations under the Senior Notes and the Senior Notes Indenture.

Subordinated Notes due 2030 and 2035

On May 7, 2020, we completed a public offering of $50 million aggregate principal amount of 2030 Subordinated Notes and $150 million aggregate principal amount of 2035 Subordinated Notes with scheduled maturities on May 15, 2030 and May 15, 2035, respectively. The price to the public for the Subordinated Notes was 100% of the principal amount of the Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $3.4 million, were $196.6 million.

On May 15, 2025, we redeemed, at our election, all of our outstanding 2030 Subordinated Notes at a redemption price equal to 100% of the principal amount of $50 million, plus accrued and unpaid interest to, but excluding, the 2030 Subordinated Notes Redemption Date using cash on hand, which also satisfied and discharged our obligations under the 2030 Subordinated Notes and the First Supplemental Indenture.

We may redeem the 2035 Subordinated Notes, in whole or in part, from time to time, subject to obtaining Federal Reserve approval, beginning with the interest payment date of May 15, 2030 for the 2035 Subordinated Notes at a redemption price equal to 100% of the principal amount of the 2035 Subordinated Notes being redeemed plus accrued and unpaid interest to but excluding the date of redemption.

The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At June 30, 2025, $150.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at June 30, 2025 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital
			Requirements Including	To Be Well
	June 30, 2025		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,332,135	10.71%	4.0%	5.0%
Hilltop	2,021,231	13.11%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,332,135	15.08%	7.0%	6.5%
Hilltop	2,021,231	20.74%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,332,135	15.08%	8.5%	8.0%
Hilltop	2,021,231	20.74%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,439,190	16.29%	10.5%	10.0%
Hilltop	2,278,305	23.38%	10.5%	N/A

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

	June 30,	December 31,
	2025	2024
FHLB capacity	$4,316	$4,284
Investment portfolio (available)	1,424	1,397
Fed deposits (excess daily requirements)	812	2,053
	$6,552	$7,734

During the second quarter of 2025, our deposit funding costs declined due to the decrease in the rate paid on interest-bearing deposits, partially offset by continued competition for liquidity to combat deposit outflows. We are actively managing our overall deposit funding costs. Future decisions on the cost of deposits will be determined based on various factors including, but not limited to future changes in the target range for the federal funds rate, our customers’ appetite for higher yields on deposits, and our overall liquidity profile. At June 30, 2025, the Bank also accessed and included approximately $550 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop, Hilltop Securities and PrimeLending, collectively accounted for 12.04% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 6.68% of the Bank’s total deposits at June 30, 2025. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. At June 30, 2025, Hilltop Securities had $59.0 million in borrowings under its credit arrangements and had no borrowings under its credit facilities.

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

As of June 30, 2025, the weighted average maturity of the CP Notes was 139 days at a rate of 4.96% with a weighted average remaining life of 69 days. At June 30, 2025, the aggregate amount outstanding under these secured arrangements was $244.2 million, which was collateralized by securities held for Hilltop Securities accounts valued at $267.0 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $884.0 million was drawn at June 30, 2025. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at June 30, 2025.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At June 30, 2025, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $40.9 million.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at June 30, 2025 and outstanding financial and performance standby letters of credit of $51.5 million at June 30, 2025.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. Inflationary pressures have moderated in recent periods with the inflation rate coming down from its peak with the expectation that there will be continued moderation of inflation during the remainder of 2025. However, the impact and timing of tariffs add uncertainty to the inflation outlook. Furthermore, a prolonged period of inflation has, and could continue to cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2025 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2024 Form 10-K, except as discussed below.

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

	June 30, 2025
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,544,105	$1,242,351	$1,815,967	$666,000	$419,765	$8,688,188
Securities	400,500	207,716	445,163	363,257	884,132	2,300,768
Federal funds sold and securities purchased under agreements to resell	860,246	—	—	—	—	860,246
Other interest sensitive assets	13,684	—	—	—	29,819	43,503
Total interest sensitive assets	5,818,535	1,450,067	2,261,130	1,029,257	1,333,716	11,892,705

Interest sensitive liabilities:
Interest bearing checking	$6,166,176	$—	$—	$—	$—	$6,166,176
Savings	228,824	—	—	—	—	228,824
Time deposits	712,171	372,948	109,650	47,212	—	1,241,981
Notes payable and other borrowings	400,410	42	144	209	1,036	401,841
Total interest sensitive liabilities	7,507,581	372,990	109,794	47,421	1,036	8,038,822

Interest sensitivity gap	$(1,689,046)	$1,077,077	$2,151,336	$981,836	$1,332,680	$3,853,883

Cumulative interest sensitivity gap	$(1,689,046)	$(611,969)	$1,539,367	$2,521,203	$3,853,883

Percentage of cumulative gap to total interest sensitive assets	(14.20)%	(5.15)%	12.94%	21.20%	32.41%

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

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
June 30, 2025
	+200	$38,950	9.24%	$157,684	9.73%
	+100	$20,120	4.77%	$94,001	5.80%
	-50	$(9,791)	(2.32)%	$(70,863)	(4.37)%
	-100	$(19,436)	(4.61)%	$(155,396)	(9.59)%
	-200	$(28,259)	(6.70)%	$(344,838)	(21.28)%
December 31, 2024
	+200	$47,270	11.49%	$170,230	10.84%
	+100	$24,101	5.86%	$99,348	6.33%
	-50	$(11,409)	(2.77)%	$(70,531)	(4.49)%
	-100	$(21,983)	(5.34)%	$(149,355)	(9.51)%
	-200	$(28,730)	(6.99)%	$(337,987)	(21.53)%

The projected changes in the table above were in compliance with established internal policy guidelines and are based on numerous assumptions. The timing and magnitude of future interest rate movements, along with changes to the balance sheet composition, may impact projected changes in net interest income, but may not necessarily reflect the manner in which actual cash flows, yields and costs respond to changes in market interest rates. We continue to evaluate the interest rate risk position and may reposition the banking segment’s balance sheet in the future to better align with management’s target rate risk position.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. Some of our variable-rate loans remain at applicable rate floors, which may delay and/or limit changes in interest income during a period of changing rates. If interest rates were to fall, the impact on our interest income would be limited by these rate floors. In addition, declining interest rates may negatively affect our cost of funds on deposits. The extent of this impact will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. If interest rates were to rise, yields on the portion of our portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates. Any changes in interest rates across the term structure will continue to impact net interest income and net interest margin. The impact of rate movements will change with the shape of the yield curve, including any changes in steepness or flatness and inversions at any points on the yield curve. Since the assumptions used relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress and uncertainty. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

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

	June 30, 2025
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$1,996	$22,713	$67,158	$241,950	$333,817
U.S. government and government agency obligations	23,644	(19,797)	37,357	187,620	228,824
Corporate obligations	12,508	356	6,190	19,357	38,411
Total debt securities	38,148	3,272	110,705	448,927	601,052
Corporate equity securities	—	—	—	—	—
Other	14,897	—	—	—	14,897
	$53,045	$3,272	$110,705	$448,927	$615,949

Weighted average yield
Municipal obligations	3.93%	5.63%	3.78%	4.99%	4.78%
U.S. government and government agency obligations	4.17%	3.80%	0.28%	7.23%	5.47%
Corporate obligations	4.93%	5.19%	5.23%	3.88%	4.77%

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

Consolidated

At June 30, 2025, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $150 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
June 30, 2025
	+200	$49,412	11.28%
	+100	$25,320	5.78%
	-50	$(12,220)	(2.79)%
	-100	$(24,253)	(5.54)%
	-200	$(45,822)	(10.46)%
December 31, 2024
	+200	$28,818	6.56%
	+100	$13,560	3.09%
	-50	$(26,356)	(6.00)%
	-100	$(46,457)	(10.58)%
	-200	$(59,571)	(13.57)%

The projected changes in the table above were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations, and may not necessarily reflect the manner in which actual cash flows, yields and costs respond to changes in market interest rates. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2025	—	$—	—	$66,744,661
May 1 - May 31, 2025	817,396	30.29	817,396	41,989,493
June 1 - June 30, 2025	340,000	29.80	340,000	31,859,094
Total	1,157,396	$30.14	1,157,396
(1)	In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. In July 2025, our board of directors authorized, subject to non-objection from the Board of Governors of the Federal Reserve, an increase to the aggregate amount of common stock we may repurchase under this program to $135.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

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

HILLTOP HOLDINGS INC.

Date: July 25, 2025	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)