Form 10-Q
period 2025-09-30
Hilltop Holdings Inc.
filed 2025-10-24
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31987

Hilltop Holdings Inc.

(Exact name of registrant as specified in its charter)

Maryland	84-1477939
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6565 Hillcrest Avenue
Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)

(214) 855-2177

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HTH	New York Stock Exchange NYSE Texas

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

The number of shares of the registrant's common stock outstanding at October 22, 2025 was 61,328,537.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$1,277,283	$2,298,977
Federal funds sold	650	650
Assets segregated for regulatory purposes	5,050	70,963
Securities purchased under agreements to resell	78,909	88,728
Securities:
Trading, at fair value	574,434	524,916
Available for sale, at fair value, net (amortized cost of $1,514,825 and $1,498,415, respectively)	1,443,612	1,396,549
Held to maturity, at amortized cost, net (fair value of $696,835 and $649,872, respectively)	755,012	737,899
Equity, at fair value	248	297
	2,773,306	2,659,661

Loans held for sale	849,357	858,665
Loans held for investment, net of unearned income	8,227,194	7,950,551
Allowance for credit losses	(95,168)	(101,116)
Loans held for investment, net	8,132,026	7,849,435

Broker-dealer and clearing organization receivables	1,519,005	1,452,366
Premises and equipment, net	136,830	148,245
Operating lease right-of-use assets	87,464	90,563
Mortgage servicing rights	12,273	5,723
Other assets	459,588	470,073
Goodwill	267,447	267,447
Other intangible assets, net	5,862	6,633
Total assets	$15,605,050	$16,268,129

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,766,155	$2,768,707
Interest-bearing	7,909,316	8,296,615
Total deposits	10,675,471	11,065,322

Broker-dealer and clearing organization payables	1,445,280	1,331,902
Short-term borrowings	680,979	834,023
Securities sold, not yet purchased, at fair value	65,119	57,234
Notes payable	148,530	347,667
Operating lease liabilities	104,134	109,103
Other liabilities	269,297	304,566
Total liabilities	13,388,810	14,049,817
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 61,326,253 and 64,967,984 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	613	650
Additional paid-in capital	998,644	1,052,219
Accumulated other comprehensive loss	(87,254)	(111,497)
Retained earnings	1,276,539	1,248,593
Total Hilltop stockholders' equity	2,188,542	2,189,965
Noncontrolling interests	27,698	28,347
Total stockholders' equity	2,216,240	2,218,312
Total liabilities and stockholders' equity	$15,605,050	$16,268,129

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$135,773	$139,821	$392,258	$412,779
Securities borrowed	21,175	19,426	57,528	60,293
Securities:
Taxable	25,452	26,265	76,045	77,795
Tax-exempt	3,512	2,438	9,212	7,242
Other	14,349	23,092	55,198	69,690
Total interest income	200,261	211,042	590,241	627,799

Interest expense:
Deposits	57,001	70,641	174,108	207,880
Securities loaned	19,430	18,499	51,828	56,207
Short-term borrowings	7,867	10,878	23,664	33,142
Notes payable	2,404	3,555	9,163	10,749
Other	1,171	2,426	3,299	7,507
Total interest expense	87,873	105,999	262,062	315,485

Net interest income	112,388	105,043	328,179	312,314
Provision for (reversal of) credit losses	(2,511)	(1,270)	(513)	6,793
Net interest income after provision for (reversal of) credit losses	114,899	106,313	328,692	305,521

Noninterest income:
Net gains from sale of loans and other mortgage production income	51,730	47,816	148,956	146,468
Mortgage loan origination fees	24,850	32,119	76,039	92,955
Securities commissions and fees	38,719	30,434	105,488	90,317
Investment and securities advisory fees and commissions	53,349	42,220	133,707	105,438
Other	49,159	47,854	159,591	140,188
Total noninterest income	217,807	200,443	623,781	575,366

Noninterest expense:
Employees' compensation and benefits	190,027	177,987	542,677	513,815
Occupancy and equipment, net	19,930	22,317	60,776	65,526
Professional services	12,681	11,645	27,615	31,646
Other	49,265	52,363	153,484	159,812
Total noninterest expense	271,903	264,312	784,552	770,799

Income before income taxes	60,803	42,444	167,921	110,088
Income tax expense	14,129	9,539	38,826	24,762
Net income	46,674	32,905	129,095	85,326
Less: Net income attributable to noncontrolling interest	856	3,212	5,088	7,632
Income attributable to Hilltop	$45,818	$29,693	$124,007	$77,694

Earnings per common share:
Basic	$0.74	$0.46	$1.95	$1.19
Diluted	$0.74	$0.46	$1.95	$1.19

Weighted average share information:
Basic	62,146	64,928	63,456	65,070
Diluted	62,168	64,946	63,459	65,080

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$46,674	$32,905	$129,095	$85,326
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(278), $(1,304), $(1,067) and $(1,656), respectively	(952)	(4,434)	(3,639)	(5,476)
Net unrealized gains on securities available for sale, net taxes of $2,076, $6,707, $7,065 and $7,246, respectively	7,122	22,818	23,980	23,424
Reclassification adjustment for gains (losses) included in net income, net taxes of $0, $0, $0 and $34, respectively	—	—	—	114
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net taxes of $398, $787, $1,172 and $1,585, respectively	1,324	2,619	3,902	5,275
Comprehensive income	54,168	53,908	153,338	108,663
Less: comprehensive income attributable to noncontrolling interest	856	3,212	5,088	7,632

Comprehensive income applicable to Hilltop	$53,312	$50,696	$148,250	$101,031

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, June 30, 2024	64,953	$650	$1,047,523	$(119,171)	$1,205,467	$1	—	$(1)	$2,134,469	$28,142	$2,162,611
Net income	—	—	—	—	29,693	—	—	—	29,693	3,212	32,905
Other comprehensive income	—	—	—	21,003	—	—	—	—	21,003	—	21,003
Stock-based compensation expense	—	—	2,886	—	—	—	—	—	2,886	—	2,886
Common stock issued to board members	4	—	120	—	—	—	—	—	120	—	120
Issuance of common stock related to share-based awards, net	3	—	(32)	—	—	—	—	—	(32)	—	(32)
Dividends on common stock ($0.17 per share)	—	—	—	—	(11,043)	—	—	—	(11,043)	—	(11,043)
Deferred compensation plan	—	—	—	—	—	(1)	—	1	—	—	—
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,591)	(2,591)
Balance, September 30, 2024	64,960	$650	$1,050,497	$(98,168)	$1,224,117	$—	—	$—	$2,177,096	$28,763	$2,205,859

Balance, June 30, 2025	63,001	$630	$1,022,474	$(94,748)	$1,270,286	$—	—	$—	$2,198,642	$28,203	$2,226,845
Net income	—	—	—	—	45,818	—	—	—	45,818	856	46,674
Other comprehensive income	—	—	—	7,494	—	—	—	—	7,494	—	7,494
Stock-based compensation expense	—	—	3,171	—	—	—	—	—	3,171	—	3,171
Common stock issued to board members	13	—	425	—	—	—	—	—	425	—	425
Issuance of common stock related to share-based awards, net	13	—	(120)	—	—	—	—	—	(120)	—	(120)
Repurchases of common stock	(1,701)	(17)	(27,306)	—	(28,375)	—	—	—	(55,698)	—	(55,698)
Dividends on common stock ($0.18 per share)	—	—	—	—	(11,190)	—	—	—	(11,190)	—	(11,190)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,361)	(1,361)
Balance, September 30, 2025	61,326	$613	$998,644	$(87,254)	$1,276,539	$—	—	$—	$2,188,542	$27,698	$2,216,240

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	77,694	—	—	—	77,694	7,632	85,326
Other comprehensive income	—	—	—	23,337	—	—	—	—	23,337	—	23,337
Stock-based compensation expense	—	—	8,551	—	—	—	—	—	8,551	—	8,551
Common stock issued to board members	12	—	362	—	—	—	—	—	362	—	362
Issuance of common stock related to share-based awards, net	435	4	(2,805)	—	—	—	—	—	(2,801)	—	(2,801)
Repurchases of common stock	(640)	(6)	(10,273)	—	(9,585)	—	—	—	(19,864)	—	(19,864)
Dividends on common stock ($0.51 per share)	—	—	—	—	(33,214)	—	—	—	(33,214)	—	(33,214)
Deferred compensation plan	—	—	—	—	—	(228)	(10)	292	64	—	64
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,231)	(6,231)
Balance, September 30, 2024	64,960	$650	$1,050,497	$(98,168)	$1,224,117	$—	—	$—	$2,177,096	$28,763	$2,205,859

Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$—	—	$—	$2,189,965	$28,347	$2,218,312
Net income	—	—	—	—	124,007	—	—	—	124,007	5,088	129,095
Other comprehensive income	—	—	—	24,243	—	—	—	—	24,243	—	24,243
Stock-based compensation expense	—	—	10,638	—	—	—	—	—	10,638	—	10,638
Common stock issued to board members	20	—	621	—	—	—	—	—	621	—	621
Issuance of common stock related to share-based awards, net	243	2	(2,156)	—	—	—	—	—	(2,154)	—	(2,154)
Repurchases of common stock	(3,905)	(39)	(62,678)	—	(61,697)	—	—	—	(124,414)	—	(124,414)
Dividends on common stock ($0.54 per share)	—	—	—	—	(34,364)	—	—	—	(34,364)	—	(34,364)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,737)	(5,737)
Balance, September 30, 2025	61,326	$613	$998,644	$(87,254)	$1,276,539	$—	—	$—	$2,188,542	$27,698	$2,216,240

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$129,095	$85,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	(513)	6,793
Depreciation, amortization and accretion, net	12,731	15,097
Net change in fair value of equity securities	417	—
Equity in earnings of merchant banking subsidiaries	(39,740)	(9,044)
Deferred income taxes	5,978	(11,570)
Other, net	10,910	3,358
Net change in securities purchased under agreements to resell	9,819	(1,755)
Net change in trading securities	77,469	(24,845)
Net change in broker-dealer and clearing organization receivables	(28,352)	356,675
Net change in other assets	(35,260)	(38,748)
Net change in broker-dealer and clearing organization payables	67,508	(285,960)
Net change in other liabilities	(51,246)	(15,508)
Net change in securities sold, not yet purchased	7,885	12,901
Proceeds from sale of mortgage servicing rights asset	—	45,129
Change in valuation of mortgage servicing rights asset	1,651	14,913
Net gains from sales of loans	(148,956)	(146,468)
Loans originated for sale	(7,441,890)	(7,300,426)
Proceeds from loans sold	7,466,687	7,445,251
Net cash provided by operating activities	44,193	151,119
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	87,046	63,633
Proceeds from sales, maturities and principal reductions of securities available for sale	193,544	169,443
Proceeds from sales of equity securities	6,549	12,663
Purchases of securities held to maturity	(100,017)	—
Purchases of securities available for sale	(196,036)	(30,289)
Purchases of equity securities	—	(1,475)
Net change in loans held for investment	(325,434)	61,630
Purchases of premises and equipment and other assets	(2,718)	(6,215)
Proceeds from sales and distributions of premises and equipment and other assets	69,541	7,385
Proceeds from sale of loans held for sale transferred from loans held for investment	—	30,103
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(1,695)	(42)
Net cash provided by (used in) investing activities	(269,220)	306,836
Financing Activities
Net change in deposits	(343,981)	(306,146)
Net change in short-term borrowings	(174,370)	15,132
Proceeds from long-term borrowings	823,789	—
Payments on long-term borrowings	(1,002,067)	—
Payments to repurchase common stock	(123,246)	(19,864)
Dividends paid on common stock	(34,364)	(33,214)
Net cash distributed to noncontrolling interest	(5,737)	(6,231)
Other, net	(2,604)	(3,472)
Net cash used in financing activities	(862,580)	(353,795)

Net change in cash, cash equivalents and restricted cash	(1,087,607)	104,160
Cash, cash equivalents and restricted cash, beginning of period	2,370,590	1,916,745
Cash, cash equivalents and restricted cash, end of period	$1,282,983	$2,020,905

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,277,283	$1,961,627
Federal funds sold	650	3,650
Assets segregated for regulatory purposes	5,050	55,628
Total cash, cash equivalents and restricted cash	$1,282,983	$2,020,905
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$263,716	$319,231
Cash paid for income taxes, net of refunds	$42,647	$11,449
Supplemental Schedule of Non-Cash Activities
Non-cash distributions from merchant banking investments	$10,739	$—
Conversion of loans to other real estate owned	$7,441	$2,871
Additions to mortgage servicing rights	$8,201	$9,122

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

The Company, headquartered in Dallas, Texas, provides its products and services through two primary business units, PlainsCapital Corporation (“PCC”) and Hilltop Securities Holdings LLC (“Securities Holdings”). PCC is a financial holding company, that provides, through its subsidiaries, traditional banking and wealth, investment and treasury management services primarily in Texas and residential mortgage loans throughout the United States. Securities Holdings is a holding company that provides, through its subsidiaries, investment banking and other related financial services, including municipal advisory, sales, trading and underwriting of taxable and tax-exempt fixed income securities, clearing, securities lending, structured finance and retail brokerage services throughout the United States.

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

Hilltop has a 100% membership interest in Securities Holdings, which operates through its wholly owned subsidiaries, Hilltop Securities Inc. (“Hilltop Securities”), Momentum Independent Network Inc. (“Momentum Independent Network” and collectively with Hilltop Securities, the “Hilltop Broker-Dealers”) and Hilltop Securities Asset Management, LLC. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(“FINRA”) and a member of the New York Stock Exchange (“NYSE”). Momentum Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission as non-guaranteed introducing brokers and as members of the National Futures Association. Additionally, Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

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

In July 2025, the FASB issued ASU 2025-05, to address complexities in applying current expected credit losses for current accounts receivable and contract assets. The amendments allow entities to make an accounting policy election to apply a practical expedient when estimating expected credit losses for certain assets, which allows entities to assume that economic conditions at the balance sheet date will remain unchanged for the remaining life of those assets. The amendments are effective in annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In September 2025, the FASB issued ASU 2025-06, to modernize current rules associated with the accounting for costs related to internally developed software. The guidance clarifies the threshold to be applied to begin capitalizing costs by eliminating references to project development stages and align with current agile implementation principles. The amendments are effective in annual periods beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The amendment may be applied on a prospective, retrospective or modified retrospective basis. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2025 and December 31, 2024, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $791.8 million and $809.8 million, respectively, and the unpaid principal balance of those loans was $774.8 million and $803.0 million, respectively. The interest component of loans held for sale is reported as interest income on loans in the accompanying consolidated statements of operations, while the fair value component for changes related to interest rate movements is reported in net gains from sale of loans and other production income within noninterest income in the accompanying consolidated statements of operations.

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

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2025	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,723	$565,711	$—	$574,434
Available for sale securities	—	1,410,606	33,006	1,443,612
Equity securities	248	—	—	248
Loans held for sale	—	757,258	34,524	791,782
Derivative assets	—	55,216	—	55,216
MSR asset	—	—	12,273	12,273
Equity investments	—	—	5,884	5,884
Securities sold, not yet purchased	53,866	11,253	—	65,119
Derivative liabilities	—	16,804	—	16,804

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$11,001	$510,585	$3,330	$524,916
Available for sale securities	—	1,366,733	29,816	1,396,549
Equity securities	297	—	—	297
Loans held for sale	—	761,125	48,657	809,782
Derivative assets	—	67,821	—	67,821
MSR asset	—	—	5,723	5,723
Equity investments	—	—	22,015	22,015
Securities sold, not yet purchased	52,637	4,597	—	57,234
Derivative liabilities	—	11,290	—	11,290

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three Months Ended September 30, 2025
Available for sale securities	$31,919	$—	$—	$—	$579	$508	$33,006
Loans held for sale	45,012	11,254	(21,935)	—	193	—	34,524
MSR asset	7,887	5,087	—	—	(701)	—	12,273
Equity investments	4,447	—	—	—	1,437	—	5,884
Total	$89,265	$16,341	$(21,935)	$—	$1,508	$508	$85,687

Nine Months Ended September 30, 2025
Trading securities	$3,330	$2,970	$(6,218)	$—	$(82)	$—	$—
Available for sale securities	29,816	—	—	—	2,245	945	33,006
Loans held for sale	48,657	21,157	(33,529)	—	(1,761)	—	34,524
MSR asset	5,723	8,201	—	—	(1,651)	—	12,273
Equity investments	22,015	—	(26,988)	—	10,857	—	5,884
Total	$109,541	$32,328	$(66,735)	$—	$9,608	$945	$85,687

Three Months Ended September 30, 2024
Available for sale securities	$21,145	$6,250	$—	$—	$691	$1,000	$29,086
Loans held for sale	56,168	23,979	(30,740)	—	(1,103)	—	48,304
MSR asset	52,902	3,033	—	—	(10,193)	—	45,742
Equity investments	19,540	1,475	—	—	1,532	—	22,547
Total	$149,755	$34,737	$(30,740)	$—	$(9,073)	$1,000	$145,679

Nine Months Ended September 30, 2024
Available for sale securities	$24,418	$6,250	$(4,702)	$—	$1,942	$1,178	$29,086
Loans held for sale	38,036	70,086	(47,925)	—	(11,893)	—	48,304
Loans held for investment	10,858	—	(11,352)	—	494	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	96,662	9,122	(45,129)	—	(14,913)	—	45,742
Equity investments	19,540	1,475	—	—	1,532	—	22,547
Total	$190,334	$86,933	$(111,706)	$—	$(21,060)	$1,178	$145,679

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2025.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For material Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, the significant unobservable inputs used in the fair value measurements were as follows.

				Range (Weighted-Average)
Financial Instrument	Fair Value	Valuation Technique	Unobservable Inputs	September 30, 2025				December 31, 2024
Trading securities	$—	Discounted cash flow	Prepayment rate					10	-	12%	(11%)

Available for sale securities	33,006	Discounted cash flow	Discount rate	12.50	-	15.47%		12.75	-	14.00%

Loans held for sale	34,524	Market comparable	Projected price	78	-	94%	(92%)	78	-	95%	(93%)

MSR asset	12,273	Discounted cash flow	Constant prepayment rate			10.73%				10.10%
			Discount rate			14.92%				14.89%

Equity investments	4,190	Market comparable	Market multiple			13.5x				12.5x
		Discounted cash flow	Discount rate			13.50%
	1,694	Market comparable	Market calibration			10.00%
		Discounted cash flow	Discount rate			14.50%
	—	Market comparable	Market multiple					2.0x	-	5.4x

The fair value of certain trading securities were measured using Level 3 inputs. Periodically, and through the second quarter of 2025, the Bank acquired certain government guaranteed loans under Small Business Administration (“SBA”) lending programs which were later securitized into separate securities (“SBA Loans”), including SBA pools and interest only (“IO”) strips. The IO strips were reported at fair value using Level 3 inputs based upon projecting cash flows, which were then discounted to estimate the fair value. Prepayment rates were the most significant unobservable input.

The fair value of certain available for sale securities held by the Company’s merchant bank subsidiary, including those measured at fair value under the provision of the Fair Value Option, are measured using the income approach with Level 3 inputs.

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

The fair value of certain loans held for sale that cannot be sold through normal sale channels or are non-performing are measured using Level 3 inputs. The fair value of such loans is generally based upon estimates of expected cash flows using unobservable inputs, including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral.

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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Available for sale securities	$(392)	$—	$(392)	$—	$—	$—
Loans held for sale	(2,511)	$—	(2,511)	(4,666)	—	(4,666)
MSR asset	(701)	—	(701)	(10,193)	—	(10,193)
Equity investments	—	1,437	1,437	—	1,532	1,532

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses)	Income	Fair Value	(Losses)	Income	Fair Value
Available for sale securities	$(392)	$—	$(392)	$—	$—	$—
Loans held for sale	10,228	—	10,228	(7,789)	—	$(7,789)
Loans held for investment	—	—	—	94	—	94
MSR asset	(1,651)	—	(1,651)	(14,913)	—	(14,913)
Equity investments	—	4,409	4,409	—	1,532	1,532

Financial Assets Measured at Fair Value on a Non-Recurring Basis

Real estate acquired through foreclosure (“OREO”) is recorded at the time of each property’s respective acquisition date using management’s estimate of fair value. The Company determines fair value primarily using independent appraisals of OREO properties, less estimated cost to sell. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The resulting fair value measurements are classified as Level 2 inputs. At September 30, 2025 and December 31, 2024, the estimated fair value of OREO was $8.3 million and $2.8 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded nominal losses during the three and nine months ended September 30, 2025 and nominal gains and a total gain of $0.3 million during the three and nine months ended September 30, 2024, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2025	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,277,933	$1,277,933	$—	$—	$1,277,933
Assets segregated for regulatory purposes	5,050	5,050	—	—	5,050
Securities purchased under agreements to resell	78,909	—	78,909	—	78,909
Held to maturity securities	755,012	—	696,835	—	696,835
Loans held for sale	57,575	—	13,727	43,848	57,575
Loans held for investment, net	8,132,026	—	325,431	7,920,531	8,245,962
Broker-dealer and clearing organization receivables	1,519,005	—	1,519,005	—	1,519,005
Other assets	71,262	—	71,262	—	71,262

Financial liabilities:
Deposits	10,675,471	—	10,669,113	—	10,669,113
Broker-dealer and clearing organization payables	1,445,280	—	1,445,280	—	1,445,280
Short-term borrowings	680,979	—	680,979	—	680,979
Debt	148,530	—	145,763	—	145,763
Other liabilities	9,866	—	9,866	—	9,866

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2024	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,299,627	$2,299,627	$—	$—	$2,299,627
Assets segregated for regulatory purposes	70,963	70,963	—	—	70,963
Securities purchased under agreements to resell	88,728	—	88,728	—	88,728
Held to maturity securities	737,899	—	649,872	—	649,872
Loans held for sale	48,883	—	1,436	49,435	50,871
Loans held for investment, net	7,849,435	—	363,718	7,572,849	7,936,567
Broker-dealer and clearing organization receivables	1,452,366	—	1,452,366	—	1,452,366
Other assets	69,545	—	69,545	—	69,545

Financial liabilities:
Deposits	11,065,322	—	11,058,234	—	11,058,234
Broker-dealer and clearing organization payables	1,331,902	—	1,331,902	—	1,331,902
Short-term borrowings	834,023	—	834,023	—	834,023
Debt	347,667	—	331,965	—	331,965
Other liabilities	16,779	—	16,779	—	16,779

The Company held equity investments other than securities of $19.7 million and $32.9 million at September 30, 2025 and December 31, 2024, respectively, which are included within other assets in the consolidated balance sheets. Of the $19.7 million of such equity investments held at September 30, 2025, $1.9 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$1,914	$6,549	$1,979	$6,608
Impairments and downward adjustments	—	(1,433)	(65)	(1,492)
Dispositions	—	(2,324)	—	(2,324)
Balance, end of period	$1,914	$2,792	$1,914	$2,792

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Merchant Bank Transaction

In January 2025, the Company’s merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc. to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the noted transaction to sell the operations associated with the Company’s approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. The Company’s aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. A preliminary pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on the Company’s aggregate interest in Moser Holdings, LLC as a component of other noninterest income within the consolidated statements of operations. During the second quarter of 2025, the Company recorded additional net downward adjustments associated with its aggregate interest in Moser Holdings, LLC and the liquidation of a portion of the Atlas common stock of $3.4 million that resulted in an aggregate preliminary pre-tax gain during 2025 of $27.1 million ($21.0 million net of tax). During the third quarter of 2025, the Company recorded a net upward adjustment to the preliminary pre-tax gain associated with its aggregate interest in Moser Holdings, LLC and further liquidation of Atlas common stock of $1.1 million that resulted in an updated aggregate preliminary pre-tax gain during 2025 of $28.1 million ($21.8 million net of tax). The preliminary gain is subject to change given customary post-closing adjustments and liquidation of Moser Holdings, LLC.

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2025	2024
U.S. Treasury securities	$23	$2,553
U.S. government agencies:
Bonds	12,870	9,984
Residential mortgage-backed securities	93,518	35,440
Collateralized mortgage obligations	77,652	125,515
Other	22,920	19,877
Corporate debt securities	54,821	60,594
States and political subdivisions	282,762	244,076
Private-label securitized product	5,046	16,208
Other	24,822	10,669
Totals	$574,434	$524,916

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $65.1 million and $57.2 million at September 30, 2025 and December 31, 2024, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2025	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,996	$—	$(96)	$4,900
U.S. government agencies:
Bonds	75,583	141	(472)	75,252
Residential mortgage-backed securities	421,530	1,320	(24,932)	397,918
Commercial mortgage-backed securities	241,000	639	(5,307)	236,332
Collateralized mortgage obligations	705,256	632	(40,812)	665,076
Corporate debt securities (1)	32,776	1,010	(780)	33,006
States and political subdivisions	33,684	39	(2,595)	31,128
Totals	$1,514,825	$3,781	$(74,994)	$1,443,612
(1)	A single corporate debt security associated with a merchant bank investment is required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses include a fair value adjustment of $0.4 million that is reported as a component of other noninterest income within the consolidated statements of operations for each of the three and nine months ended September 30, 2025. All other unrealized gains and losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,991	$—	$(229)	$4,762
U.S. government agencies:
Bonds	112,293	214	(639)	111,868
Residential mortgage-backed securities	379,651	35	(38,500)	341,186
Commercial mortgage-backed securities	226,326	161	(6,160)	220,327
Collateralized mortgage obligations	710,663	328	(53,391)	657,600
Corporate debt securities	30,139	215	(538)	29,816
States and political subdivisions	34,352	10	(3,372)	30,990
Totals	$1,498,415	$963	$(102,829)	$1,396,549

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2025	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$273,405	$418	$(20,790)	$253,033
Commercial mortgage-backed securities	130,897	322	(6,591)	124,628
Collateralized mortgage obligations	272,574	240	(26,714)	246,100
States and political subdivisions	78,136	66	(5,128)	73,074
Totals	$755,012	$1,046	$(59,223)	$696,835

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$255,880	$—	$(31,621)	$224,259
Commercial mortgage-backed securities	147,696	—	(10,688)	137,008
Collateralized mortgage obligations	257,230	—	(38,269)	218,961
States and political subdivisions	77,093	32	(7,481)	69,644
Totals	$737,899	$32	$(88,059)	$649,872

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Additionally, the Company had unrealized net gains of $0.2 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively, from equity securities with fair values of $0.2 million and $0.3 million held at September 30, 2025 and December 31, 2024, respectively. The Company recognized nominal net gains during the three months ended September 30, 2025 and 2024 and recognized net losses of $0.4 million and nominal net losses during the nine months ended September 30, 2025 and 2024, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2025, the Company recorded gains of $0.1 million and losses of $0.4 million, respectively, on sales of equity securities, while during the three and nine months ended September 30, 2024, net gains recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,900	96	1	4,762	229
	1	4,900	96	1	4,762	229
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	18,433	10	5	32,699	54
Unrealized loss for twelve months or longer	13	44,393	462	14	63,719	585
	17	62,826	472	19	96,418	639
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	2	11,754	118	20	56,122	1,384
Unrealized loss for twelve months or longer	120	264,732	24,814	107	283,691	37,116
	122	276,486	24,932	127	339,813	38,500
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	15,009	28	3	34,539	70
Unrealized loss for twelve months or longer	18	189,923	5,279	20	197,203	6,090
	20	204,932	5,307	23	231,742	6,160
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	14,445	36	2	9,944	146
Unrealized loss for twelve months or longer	129	565,763	40,776	132	629,089	53,245
	131	580,208	40,812	134	639,033	53,391
Corporate debt securities (1):
Unrealized loss for less than twelve months	1	6,486	392	1	9,271	538
Unrealized loss for twelve months or longer	1	9,234	388	—	—	—
	2	15,720	780	1	9,271	538
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	4	1,919	9
Unrealized loss for twelve months or longer	41	22,884	2,595	52	24,916	3,363
	41	22,884	2,595	56	26,835	3,372
Total available for sale:
Unrealized loss for less than twelve months	11	66,127	584	35	144,494	2,201
Unrealized loss for twelve months or longer	323	1,101,829	74,410	326	1,203,380	100,628
	334	$1,167,956	$74,994	361	$1,347,874	$102,829
(1)	A single corporate debt security associated with a merchant bank investment is required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses includes a fair value adjustment of $0.4 million that is reported as a component of other noninterest income within the consolidated statements of operations for each of the three and nine months ended September 30, 2025. All other unrealized losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	$11,620	$79	—	$—	$—
Unrealized loss for twelve months or longer	45	217,712	20,711	45	224,258	31,621
	46	229,332	20,790	45	224,258	31,621
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	21	109,985	6,591	26	137,009	10,688
	21	109,985	6,591	26	137,009	10,688
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	51	211,565	26,714	53	218,961	38,269
	51	211,565	26,714	53	218,961	38,269
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	8	4,305	24
Unrealized loss for twelve months or longer	168	63,948	5,128	169	62,113	7,457
	168	63,948	5,128	177	66,418	7,481
Total held to maturity:
Unrealized loss for less than twelve months	1	11,620	79	8	4,305	24
Unrealized loss for twelve months or longer	285	603,210	59,144	293	642,341	88,035
	286	$614,830	$59,223	301	$646,646	$88,059

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2025 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$21,708	$21,696	$—	$—
Due after one year through five years	52,526	52,720	7,419	7,190
Due after five years through ten years	38,843	37,509	56,825	53,402
Due after ten years	33,962	32,361	13,892	12,482
	147,039	144,286	78,136	73,074

Residential mortgage-backed securities	421,530	397,918	273,405	253,033
Commercial mortgage-backed securities	241,000	236,332	130,897	124,628
Collateralized mortgage obligations	705,256	665,076	272,574	246,100
	$1,514,825	$1,443,612	$755,012	$696,835

The Company recognized net gains of $17.8 million and $7.4 million from its trading portfolio during the three months ended September 30, 2025 and 2024, respectively, and net gains of $32.5 million and $27.4 million during the nine months ended September 30, 2025 and 2024, respectively. In addition, the Hilltop Broker-Dealers realized net gains from structured product trading activities of $15.2 million and $14.6 million during the three months ended September 30, 2025 and 2024, respectively, and net gains from structured product trading activities of $37.6 million and $55.4 million during the nine months ended September 30, 2025 and 2024, respectively. The Company had no other realized gains and losses on securities during the three and nine months ended September 30, 2025 and 2024, respectively. All such realized gains and losses are recorded as a component of other noninterest income within the consolidated statements of operations.

Securities with a carrying amount of $867.7 million and $563.9 million (with a fair value of $815.2 million and $520.0 million, respectively) at September 30, 2025 and December 31, 2024, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the available for sale and held to maturity securities portfolios at September 30, 2025 and December 31, 2024.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$2,066,189	$1,921,691
Owner occupied	1,527,261	1,435,945
Commercial and industrial	1,483,892	1,541,940
Construction and land development	917,418	866,245
1-4 family residential	1,876,517	1,792,602
Consumer	30,486	28,410
Broker-dealer (1)	325,431	363,718
	8,227,194	7,950,551
Allowance for credit losses	(95,168)	(101,116)
Total loans held for investment, net of allowance	$8,132,026	$7,849,435
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
September 30, 2025	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$25,353	$3,167	$5	$28,525	$2,037,664	$2,066,189	$—
Owner occupied	5,151	4,080	5,050	14,281	1,512,980	1,527,261	36
Commercial and industrial	8,919	930	20,167	30,016	1,453,876	1,483,892	—
Construction and land development	7,568	308	521	8,397	909,021	917,418	—
1-4 family residential	3,239	2,169	4,643	10,051	1,866,466	1,876,517	—
Consumer	42	90	—	132	30,354	30,486	—
Broker-dealer	—	—	—	—	325,431	325,431	—
	$50,272	$10,744	$30,386	$91,402	$8,135,792	$8,227,194	$36

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

In addition to the loans shown in the tables above, PrimeLending had $28.4 million and $22.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $28.9 million and $22.9 million, at September 30, 2025 and December 31, 2024, respectively) that were 90 days past due and accruing interest at September 30, 2025 and December 31, 2024, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	September 30, 2025			December 31, 2024			Interest Income Recognized
	With	With No		With	With No		Three Months Ended September 30,		Nine Months Ended September 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2025	2024	2025	2024
Commercial real estate:
Non-owner occupied	$346	$3,623	$3,969	$396	$6,770	$7,166	$29	$155	$93	$1,666
Owner occupied	4,832	2,287	7,119	4,434	1,658	6,092	6	82	6	845
Commercial and industrial	36,060	5,397	41,457	29,914	29,111	59,025	68	1,056	263	1,619
Construction and land development	253	754	1,007	475	2,330	2,805	157	(13)	215	49
1-4 family residential	345	11,637	11,982	1,526	7,804	9,330	493	256	927	1,328
Consumer	—	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$41,836	$23,698	$65,534	$36,745	$47,673	$84,418	$753	$1,536	$1,504	$5,507

At September 30, 2025 and December 31, 2024, $2.7 million and $3.7 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis decreased from December 31, 2024 to September 30, 2025 by $18.9 million. The change in non-accrual loans was primarily due to decreases in commercial and industrial loans of $17.6 million and commercial real estate non-owner occupied loans of $3.2 million, partially offset by an increase in 1-4 family residential loans of $2.7 million. The decrease in commercial and industrial loans in non-accrual status since December 31, 2024 was primarily due to principal paydowns and the reclassification of a single non-accrual loan from commercial and industrial loans to commercial real estate non-owner occupied loans. The decrease in commercial real estate non-owner occupied loans in non-accrual status since December 31, 2024 was primarily due to the foreclosure of two properties within the office and multifamily industry subsector and principal paydowns, partially offset by the addition of loans with an aggregate loan balance of $2.0 million. The increase in 1-4 family residential loans in non-accrual status since December 31, 2024 was primarily due to the addition of loans with an aggregate loan balance of $4.0 million, partially offset by principal paydowns.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended September 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$8,961	$—	$—	$—	0.4%
Owner occupied	—	1,392	—	—	—	0.1%
Commercial and industrial	—	8,661	—	—	—	0.6%
Construction and land development	—	10,004	—	—	—	1.1%
1-4 family residential	—	4,331	—	—	—	0.2%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$33,349	$—	$—	$—	0.4%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Nine Months Ended September 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$8,961	$—	$—	$—	0.4%
Owner occupied	—	4,523	—	—	—	0.3%
Commercial and industrial	—	11,743	—	—	410	0.8%
Construction and land development	—	10,004	—	—	—	1.1%
1-4 family residential	—	5,147	—	—	—	0.3%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$40,378	$—	$—	$410	0.5%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended September 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$1,448	$—	$—	$—	0.1%
Owner occupied	—	332	—	—	—	0.0%
Commercial and industrial	—	34,030	—	—	—	2.0%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	—	142	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$35,952	$—	$—	$—	0.5%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Nine Months Ended September 30, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$1,448	$—	$—	$—	0.1%
Owner occupied	—	500	—	—	—	—%
Commercial and industrial	—	43,819	—	—	469	2.7%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	—	170	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$45,937	$—	$—	$469	0.6%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
September 30, 2025	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$323	$—	$323	$323
Owner occupied	—	5	36	41	41
Commercial and industrial	2,616	—	—	2,616	17,831
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	728
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$2,616	$328	$36	$2,980	$18,923

	Modified Loans Past Due			Total Modified	Modified
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$361	$—	$361	$361
Owner occupied	86	—	8	94	94
Commercial and industrial	752	—	—	752	31,686
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	26
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$838	$361	$8	$1,207	$32,167

The above tables that present aging and non-accrual details exclude $2.2 million and $1.7 million of commercial and industrial loans that were modified and subsequently charged-off during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.

The following tables present the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	34	—%	15
Owner occupied	—%	23	—%	18
Commercial and industrial	—%	14	—%	27
Construction and land development	—%	22	—%	—
1-4 family residential	—%	12	—%	60
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	—%	22	—%	27

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	34	—%	15
Owner occupied	—%	13	—%	20
Commercial and industrial	1.3%	5	0.5%	24
Construction and land development	—%	22	—%	—
1-4 family residential	—%	12	—%	56
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	—%	17	0.5%	24

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

	Amortized Cost Basis by Origination Year							Loans
						2020 and		Converted to
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$36,255	$38,842	$2,340	$13,427	$82,821	$9,824	$941	$—	$184,450
Internal Grade 4-7 (Pass normal risk)	269,644	238,871	98,051	230,338	207,971	87,813	8,034	10,984	1,151,706
Internal Grade 8-11 (Pass high risk and watch)	137,569	81,053	151,883	146,636	70,750	80,540	11,300	15,422	695,153
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	19,924	174	4,071	3,474	—	3,268	—	—	30,911
Internal Grade 14 (Substandard non-accrual)	683	323	4	1,248	1,346	365	—	—	3,969
Current period gross charge-offs	—	918	—	—	—	—	—	—	918

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$31,630	$24,418	$6,874	$6,903	$20,850	$34,500	$6,484	$11,099	$142,758
Internal Grade 4-7 (Pass normal risk)	153,892	103,003	116,059	95,348	179,609	191,284	19,269	8,910	867,374
Internal Grade 8-11 (Pass high risk and watch)	109,155	59,515	36,369	105,662	42,001	93,884	15,027	500	462,113
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	2,294	12,520	5,373	7,705	8,374	11,631	—	—	47,897
Internal Grade 14 (Substandard non-accrual)	1,173	417	—	—	1,422	4,107	—	—	7,119
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$24,827	$39,114	$5,211	$6,347	$2,001	$3,120	$18,328	$—	$98,948
Internal Grade 4-7 (Pass normal risk)	80,024	49,824	13,631	49,434	53,814	24,390	226,989	9,033	507,139
Internal Grade 8-11 (Pass high risk and watch)	108,572	87,823	39,784	27,629	24,684	14,936	229,909	3,859	537,196
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	779	4,449	168	1,363	2,789	1,200	3,912	3,760	18,420
Internal Grade 14 (Substandard non-accrual)	2,431	7,942	7,031	5,025	1,081	124	—	17,823	41,457
Current period gross charge-offs	73	207	156	—	—	14	2,493	1,664	4,607

Construction and land development
Internal Grade 1-3 (Pass low risk)	$4,646	$4,386	$—	$—	$804	$—	$—	$—	$9,836
Internal Grade 4-7 (Pass normal risk)	218,763	128,524	121,467	15,547	6,555	4,590	8,973	90	504,509
Internal Grade 8-11 (Pass high risk and watch)	214,452	107,664	24,999	22,784	5,013	3,036	2,941	—	380,889
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	7,073	264	232	—	—	—	—	—	7,569
Internal Grade 14 (Substandard non-accrual)	—	403	277	230	—	(3)	100	—	1,007
Current period gross charge-offs	—	184	90	—	—	—	—	—	274

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	1,260	—	—	—	—	775	—	—	2,035
FICO greater than 720	5,674	5,566	—	—	116	—	—	—	11,356
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	217	—	—	—	—	—	—	—	217
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$2,945	$456	$603	$1,113	$408	$16,820	$140	$—	$22,485
FICO between 620 and 720	70,809	29,331	13,001	11,985	11,574	28,638	1,602	1,032	167,972
FICO greater than 720	165,297	142,820	99,324	437,923	618,389	122,644	2,661	411	1,589,469
Substandard non-accrual	705	2,119	274	396	1,092	7,396	—	—	11,982
Other (1)	34,563	27,028	10,887	4,834	—	3,975	3,152	170	84,609
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Amortized Cost Basis by Origination Year							Loans
						2020 and		Converted to
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Consumer
FICO less than 620	$706	$148	$79	$58	$10	$6	$344	$4	$1,355
FICO between 620 and 720	2,554	1,071	633	453	44	41	2,122	8	6,926
FICO greater than 720	5,643	2,018	941	961	252	17	3,120	7	12,959
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	6,081	2,426	193	138	23	6	379	—	9,246
Current period gross charge-offs	111	50	4	34	—	2	5	18	224

Total loans with credit quality measures	$1,720,240	$1,202,512	$759,759	$1,196,961	$1,343,793	$748,927	$565,727	$83,112	$7,621,031
Commercial and industrial (mortgage warehouse lending)									$280,732
Broker-dealer (margin loans and correspondent receivables)									$325,431
Total loans held for investment									$8,227,194

(1)    Loans classified in this category were assigned a FICO score for credit modeling purposes.

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2025. In addition, as of September 30, 2025, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of September 30, 2025. While the Company believes it has an appropriate allowance for the existing loan portfolio at September 30, 2025, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements in the Company’s 2024 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of September 30, 2025, the Company utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in September 2025 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of June 30, 2025, the Company utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2025. The baseline economic scenario expects economic growth to remain weak in the near term, though a recession is avoided. In this scenario, the Federal Reserve continues to lower interest rates through 2026 in response to a soft economy and a weakening job market. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended September 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment, partially offset by a build in the allowance related to specific reserves, since the prior quarter. The reversal of credit losses during the nine months ended September 30, 2025 was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and net charge-offs, partially offset by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration. Specific to the Bank, the net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2025 included a reversal of credit losses of $7.2 million and $8.6 million, respectively, while individually evaluated loans during the three and nine months ended September 30, 2025 included a provision for credit losses of $4.6 million and $8.0 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter, as well as the economic scenario change during the second quarter of 2025. The changes in the allowance during the three and nine months ended September 30, 2025 were also impacted by net charge-offs of $0.3 million and $5.4 million, respectively.

During the three months ended September 30, 2024, the reversal of credit losses was primarily driven by net charge-offs and loan portfolio changes, including a change in the macroeconomic outlook scenario utilized, associated with collectively evaluated loans, partially offset by a build in the allowance related to specific reserves within the banking segment since the prior quarter. The provision for credit losses during the nine months ended September 30, 2024 reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior period, partially offset by the change in the macroeconomic outlook scenario utilized. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2024 included a provision for credit losses of $1.2 million and $13.3 million, respectively, while the collectively evaluated loans during the three and nine months ended September 30, 2024 included a reversal of credit losses of $2.5 million and $6.5 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and nine months ended September 30, 2024 were also impacted by net charge-offs of $2.9 million and $7.3 million, respectively.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$27,837	$879	$—	$—	$28,716
Owner occupied	34,154	(3,579)	—	1	30,576
Commercial and industrial	23,015	69	(432)	100	22,752
Construction and land development	7,341	(48)	(5)	68	7,356
1-4 family residential	5,057	137	(1)	8	5,201
Consumer	538	(79)	(62)	41	438
Broker-dealer	19	110	—	—	129
Total	$97,961	$(2,511)	$(500)	$218	$95,168

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$29,310	$324	$(918)	$—	$28,716
Owner occupied	33,112	(2,555)	—	19	30,576
Commercial and industrial	25,609	1,379	(4,607)	371	22,752
Construction and land development	7,161	401	(274)	68	7,356
1-4 family residential	5,327	(153)	(1)	28	5,201
Consumer	547	12	(224)	103	438
Broker-dealer	50	79	—	—	129
Total	$101,116	$(513)	$(6,024)	$589	$95,168

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$37,321	$(4,991)	$—	$—	$32,330
Owner occupied	32,772	1,593	—	13	34,378
Commercial and industrial	28,869	2,323	(3,772)	888	28,308
Construction and land development	7,594	330	—	—	7,924
1-4 family residential	7,912	(756)	—	5	7,161
Consumer	547	61	(65)	37	580
Broker-dealer	67	170	—	—	237
Total	$115,082	$(1,270)	$(3,837)	$943	$110,918

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2024	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$40,061	$(6,084)	$(1,647)	$—	$32,330
Owner occupied	28,114	6,236	—	28	34,378
Commercial and industrial	20,926	13,070	(7,370)	1,682	28,308
Construction and land development	12,102	(4,180)	—	2	7,924
1-4 family residential	9,461	(2,408)	(1)	109	7,161
Consumer	648	23	(211)	120	580
Broker-dealer	101	136	—	—	237
Total	$111,413	$6,793	$(9,229)	$1,941	$110,918

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$9,114	$8,585	$7,918	$8,876
Other noninterest expense	(1,302)	(153)	(106)	(444)
Balance, end of period	$7,812	$8,432	$7,812	$8,432

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three and nine months ended September 30, 2025, the decreases in the reserve for unfunded commitments were primarily due to decreases in expected loss rates, partially offset by an increase in commitment balances. During the three and nine months ended September 30, 2024, the decreases in the reserve for unfunded commitments were primarily due to decreases in commitment balances.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,887	$52,902	$5,723	$96,662
Additions	5,087	3,033	8,201	9,122
Sales	—	—	—	(45,129)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(604)	(9,541)	(1,368)	(11,549)
Due to customer payoffs	(97)	(652)	(283)	(3,364)
Balance, end of period	$12,273	$45,742	$12,273	$45,742

			September 30,	December 31,
			2025	2024
Mortgage loans serviced for others (2)			$862,512	$358,880
MSR asset as a percentage of serviced mortgage loans			1.42%	1.59%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in the three and nine months ended September 30, 2024 are MSR asset fair value adjustments totaling $4.2 million which reflect the difference between the MSR carrying value and the sales price reflected in a signed letter of intent, during September 2024, to sell certain MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2025	2024
Weighted average constant prepayment rate	10.73%	10.10%
Weighted average discount rate	14.92%	14.89%
Weighted average life (in years)	7.4	7.8

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2025	2024
Constant prepayment rate:
Impact of 10% adverse change	$(525)	$(220)
Impact of 20% adverse change	(1,014)	(426)
Discount rate:
Impact of 10% adverse change	(619)	(294)
Impact of 20% adverse change	(1,174)	(557)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Contractually specified servicing fees, late fees and ancillary fees earned of $0.7 million and $4.2 million during the three months ended September 30, 2025 and 2024, respectively, and $2.3 million and $20.9 million during the nine months ended September 30, 2025 and 2024, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2025	2024
Noninterest-bearing demand	$2,766,155	$2,768,707
Interest-bearing:
Demand accounts	4,034,747	4,218,225
Brokered - demand	—	4,722
Money market	2,427,673	2,592,508
Brokered - money market	15,264	10,451
Savings	227,453	221,667
Time	1,204,179	1,249,042
	$10,675,471	$11,065,322

At September 30, 2025, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $603.0 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2025	2024
Federal funds purchased	$206,993	$407,058
Securities sold under agreements to repurchase	225,022	198,418
Federal Home Loan Bank	—	—
Short-term bank loans	—	—
Commercial paper	248,964	228,547
	$680,979	$834,023

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

	Nine Months Ended September 30,
	2025	2024
Average balance during the period	$517,561	$722,752
Average interest rate during the period	4.58%	5.50%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30,	December 31,
	2025	2024
Average interest rate at end of period	4.71%	5.06%
Securities underlying the agreements at end of period:
Carrying value	$224,478	$198,174
Estimated fair value	$245,267	$214,538

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Nine Months Ended September 30,
	2025	2024
Average balance during the period	$—	$—
Average interest rate during the period	4.70%	5.73%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At September 30, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. At September 30, 2025, Hilltop Securities had no outstanding short-term borrowings under its credit arrangements or under its credit facilities.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs. The Series 2019-2 CP Notes are issued in maximum aggregate amounts of $200 million. The CP Series 2024-1 CP Notes were initiated in December 2024 with the first issuances under this new program occurring in the first quarter of 2025. With these first issuances, there were no future issuances allowed under the Series 2019-1 CP Notes program. The final maturity of the Series 2019-1 CP Notes occurred on October 8, 2025. Prior to this final maturity, the Series 2019-1 and Series 2024-1 CP notes were managed as a single program with a maximum aggregate amount of $300 million. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of September 30, 2025, the weighted average maturity of the CP Notes was 142 days at a rate of 4.73%, with a weighted average remaining life of 74 days. At September 30, 2025, the aggregate amount outstanding under these secured arrangements was $249.0 million, which was collateralized by securities held for Hilltop Securities accounts valued at $274.5 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2025	2024
Senior Notes paid off January 2025, net of discount of $295 at December 31, 2024	$—	$149,705
Subordinated Notes paid off May 2025, net of discount of $405 at December 31, 2024	—	49,596
Subordinated Notes due May 2035, net of discount of $1,470 and $1,634, respectively	148,530	148,366
	$148,530	$347,667

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

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	September 30,	December 31,
	2025	2024
Finance leases:
Premises and equipment	$4,780	$4,780
Accumulated depreciation	(4,293)	(4,042)
Premises and equipment, net	$487	$738

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$7,979	$8,231	$24,119	$25,214
Less operating lease and sublease income	(287)	(454)	(1,193)	(1,805)
Net operating lease cost	$7,692	$7,777	$22,926	$23,409

Finance lease cost:
Amortization of ROU assets	$84	$126	$251	$421
Interest on lease liabilities	67	85	215	271
Total finance lease cost	$151	$211	$466	$692

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Supplemental cash flow information related to leases is as follows (in thousands).

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,283	$25,290
Operating cash flows from finance leases	220	275
Financing cash flows from finance leases	445	666
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,008	$22,723
Finance leases	—	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2025		December 31, 2024
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.0	5.89%	5.3	5.74%
Finance	2.0	5.02%	2.7	5.08%

Future minimum lease payments under lease agreements as of September 30, 2025, are presented below (in thousands).

	Operating Leases	Finance Leases
2025	$7,617	$222
2026	28,756	813
2027	23,712	448
2028	18,509	149
2029	16,053	—
Thereafter	25,668	—
Total minimum lease payments	120,315	1,632
Less amount representing interest	(16,181)	(343)
Lease liabilities	$104,134	$1,289

As of September 30, 2025, the Company had additional operating leases that have not yet commenced with aggregate future minimum lease payments of approximately $0.2 million. Certain of these operating leases commenced in October 2025 with an additional operating lease expected to commence in December 2025 with lease terms ranging from two to three years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 23.2% and 22.5% for the three months ended September 30, 2025 and 2024, respectively, and 23.1% and 22.5% for the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, other nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments. The effective tax rate during the three and nine months ended September 30, 2024 was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

On July 4, 2025, legislation referred to as “H.R. 1: One Big Beautiful Bill Act” (“OBBBA”) was signed into law and, among other changes, will modify the tax year in which certain business deductions, primarily depreciation of capital

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

asset additions, are allowed and therefore will influence the time within which income tax payments must be made. The Company presently expects the permanent disallowance of certain business expenses under the OBBBA and related rules will increase the Company’s future effective income tax rate slightly. The Company is continuing to evaluate the enacted provisions of the new law including additional regulatory or interpretive guidance as that becomes available for potential impacts on the Company’s consolidated financial statements as appropriate.

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

At September 30, 2025 and December 31, 2024, the mortgage origination segment’s indemnification liability reserve totaled $7.4 million and $8.1 million, respectively. The provision for indemnification losses was $0.9 million and $0.9 million during the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$23,930	$22,990	$21,593	$26,909
Claims made	12,232	10,773	33,072	27,925
Claims resolved with no payment	(751)	(2,871)	(9,855)	(10,330)
Repurchases	(8,759)	(6,430)	(17,698)	(18,747)
Indemnification payments	(593)	(1,434)	(1,053)	(2,729)
Balance, end of period	$26,059	$23,028	$26,059	$23,028

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,916	$9,095	$8,111	$11,691
Additions for new sales	860	856	2,425	1,966
Repurchases	(1,004)	(1,308)	(2,291)	(4,391)
Early payment defaults	(164)	(74)	(458)	(565)
Indemnification payments	(176)	(59)	(355)	(191)
Balance, end of period	$7,432	$8,510	$7,432	$8,510

	September 30,	December 31,
	2025	2024
Reserve for Indemnification Liability:
Specific claims	$1,391	$557
Incurred but not reported claims	6,041	7,554
Total	$7,432	$8,111

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2025 and outstanding financial and performance standby letters of credit of $72.1 million at September 30, 2025.

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

15. Stock-Based Compensation

During the nine months ended September 30, 2025 and 2024, Hilltop granted 19,858 and 11,779 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the nine months ended September 30, 2025 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2024	1,285	$33.02
Granted	402	$32.30
Vested/Released	(309)	$33.32
Forfeited	(156)	$32.78
Balance, September 30, 2025	1,222	$32.74

Vested/Released RSUs include an aggregate of 66,487 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 401,919 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the nine months ended September 30, 2025, 301,558 that were outstanding at September 30, 2025, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2025, 93,851 that were outstanding at September 30, 2025, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2025, in the aggregate, 935,295 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 285,919 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2025, unrecognized compensation expense related to outstanding RSUs of $18.2 million is expected to be recognized over a weighted average period of 1.43 years.

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

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	September 30, 2025		December 31, 2024		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,323,271	10.74%	$1,317,664	9.99%	4.0%	5.0%
Hilltop	2,002,487	13.13%	2,031,069	12.57%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,323,271	14.81%	1,317,664	15.35%	7.0%	6.5%
Hilltop	2,002,487	20.33%	2,031,069	21.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,323,271	14.81%	1,317,664	15.35%	8.5%	8.0%
Hilltop	2,002,487	20.33%	2,031,069	21.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,426,122	15.96%	1,419,787	16.54%	10.5%	10.0%
Hilltop	2,255,467	22.90%	2,334,679	24.40%	10.5%	N/A

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

At September 30, 2025, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$233,368	$5,865
Less: required net capital	6,753	413
Excess net capital	$226,615	$5,452

Net capital as a percentage of aggregate debit items	69.1%
Net capital in excess of 5% aggregate debit items	$216,485

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At September 30, 2025 and December 31, 2024, the Hilltop Broker-Dealers held cash of $5.1 million and $71.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2025.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum requirements. On a quarterly basis, PrimeLending reviews these requirements and timely reports any exceptions to HUD and GNMA, as applicable. If any exceptions to these requirements occur, certain additional financial reporting submissions are required. During the three and nine months ended September 30, 2025, PrimeLending received capital infusions from its parent company, PlainsCapital Bank, totaling $5 million and $20 million, respectively. As of September 30, 2025, PrimeLending and its subsidiaries’ minimum capital, leverage, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2025 and 2024, the Company declared and paid cash dividends of $0.54 and $0.51 per common share, or an aggregate of $34.4 million and $33.2 million, respectively.

On October 23, 2025, Hilltop’s board of directors declared a quarterly cash dividend of $0.18 per common share, payable on November 21, 2025, to all common stockholders of record as of the close of business on November 7, 2025.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Stock Repurchases

In January 2025, the Hilltop board of directors authorized a new stock repurchase program through January 2026, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $100.0 million of the Company’s outstanding common stock. In July 2025, the Hilltop board of directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program to $135.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. Furthermore, in October 2025, the Hilltop board of directors authorized an increase to the aggregate amount of common stock that Hilltop may repurchase under stock repurchase program to $185.0 million, an increase of $50.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2025, Hilltop paid $123.2 million to repurchase an aggregate of 3,905,210 shares of the Company’s common stock at an average price of $31.56 per share pursuant to the stock repurchase program. As a result of share repurchases during the first nine months of 2025, Hilltop has approximately $62 million of available share repurchase capacity through the expiration of the 2025 stock repurchase program in January 2026.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$6,180	$(29)	$570	$11,177
Hilltop Broker-Dealers	2,312	10,570	1,658	5,949
Bank	9	(7)	(24)	6

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

Derivative positions are presented in the following table (in thousands).

	September 30, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$695,658	$10,547	$384,528	$2,942
Commitments to purchase MBSs	1,636,389	5,993	1,152,841	280
Commitments to sell MBSs	2,488,284	(919)	1,954,405	8,577
Interest rate swaps	59,400	(3,120)	32,000	1,088
Interest rate swaps back-to-back (asset) (1)	55,044	1,049	24,928	277
Interest rate swaps back-to-back (liability) (1)	55,044	(1,094)	24,928	(298)
U.S. Treasury bond futures and options (2)	171,020	—	119,200	—
Interest rate and other futures (2)	7,783	—	245,200	—
Credit default swaps	45,000	8	14,000	3

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$180,000	$2,084	$285,000	$6,748
Interest rate swaps designated as fair value hedges (3)	337,496	23,864	354,471	36,914

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at September 30, 2025 and December 31, 2024, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $337.5 million and $376.5 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $313.5 million and $339.4 million as of September 30, 2025 and December 31, 2024, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $24.0 million and $37.1 million as of September 30, 2025 and December 31, 2024, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Bank held cash collateral advances of $27.1 million to offset net asset derivative positions on its derivative instruments designated as hedges at September 30, 2025. The Bank and PrimeLending held aggregate cash collateral advances of $50.9 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2024. PrimeLending had advanced cash collateral totaling $4.5 million to offset net liability positions on its commitments to sell MBSs at September 30, 2025. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $5.7 million and $4.9 million on various derivative instruments at September 30, 2025 and December 31, 2024, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2025
Securities borrowed:
Institutional counterparties	$1,420,701	$—	$1,420,701	$(1,365,037)	$—	$55,664

Interest rate swaps:
Institutional counterparties	27,575	—	27,575	—	(27,080)	495

Credit default swaps:
Institutional counterparties	8	—	8	—	—	8

Reverse repurchase agreements:
Institutional counterparties	78,909	—	78,909	(78,416)	—	493

Forward MBS derivatives:
Institutional counterparties	10,345	—	10,345	(2,163)	—	8,182
	$1,537,538	$—	$1,537,538	$(1,445,616)	$(27,080)	$64,842
December 31, 2024
Securities borrowed:
Institutional counterparties	$1,292,365	$—	$1,292,365	$(1,214,081)	$—	$78,284

Interest rate swaps:
Institutional counterparties	45,243	—	45,243	—	(44,155)	1,088

Credit default swaps:
Institutional counterparties	3	—	3	—	—	3

Reverse repurchase agreements:
Institutional counterparties	88,728	—	88,728	(86,371)	—	2,357

Forward MBS derivatives:
Institutional counterparties	14,719	—	14,719	(61)	(4,325)	10,333
	$1,441,058	$—	$1,441,058	$(1,300,513)	$(48,480)	$92,065

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2025
Securities loaned:
Institutional counterparties	$1,412,381	$—	$1,412,381	$(1,355,622)	$—	$56,759

Interest rate swaps:
Institutional counterparties	4,792	—	4,792	—	—	4,792

Repurchase agreements:
Institutional counterparties	224,478	—	224,478	—	(224,478)	—

Forward MBS derivatives:
Institutional counterparties	5,271	—	5,271	(2,163)	(955)	2,153
	$1,646,922	$—	$1,646,922	$(1,357,785)	$(225,433)	$63,704
December 31, 2024
Securities loaned:
Institutional counterparties	$1,291,725	$—	$1,291,725	$(1,211,426)	$—	$80,299

Interest rate swaps:
Institutional counterparties	514	—	514	—	—	514

Repurchase agreements:
Institutional counterparties	198,174	—	198,174	(198,174)	—	—

Forward MBS derivatives:
Institutional counterparties	5,862	—	5,862	(61)	—	5,801
	$1,496,275	$—	$1,496,275	$(1,409,661)	$—	$86,614

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2025 and December 31, 2024.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2025	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
U.S. Treasury and agency securities	$21,911	$—	$—	$—	$21,911
Asset-backed securities	54,798	147,769	—	—	202,567

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,412,329	—	—	—	1,412,329
Total	$1,489,090	$147,769	$—	$—	$1,636,859

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,636,859
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$117,847	$80,327	$—	$—	$198,174

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,291,673	—	—	—	1,291,673
Total	$1,409,572	$80,327	$—	$—	$1,489,899

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,489,899
Amount related to agreements not included in offsetting disclosure above					$—

20. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2025	2024
Receivables:
Securities borrowed	$1,420,701	$1,292,365
Securities failed to deliver	6,190	16,045
Trades in process of settlement	74,302	125,736
Other	17,812	18,220
	$1,519,005	$1,452,366
Payables:
Securities loaned	$1,412,381	$1,291,725
Correspondents	14,870	17,025
Securities failed to receive	10,660	16,623
Other	7,369	6,529
	$1,445,280	$1,331,902

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

Three Months Ended September 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$160,491	$40,809	$14,645	$2,793	$(18,477)	$200,261
Interest expense (1)	63,645	28,147	16,696	2,350	(22,965)	87,873
Net interest income (expense)	96,846	12,662	(2,051)	443	4,488	112,388
Noninterest income	11,001	131,832	76,608	3,081	(4,715)	217,807
	$107,847	$144,494	$74,557	$3,524	$(227)	$330,195

Provision for (reversal of) loan losses	(2,621)	110	—	—	—	(2,511)

Non-variable compensation and benefits	31,925	36,241	27,371	11,069	—	106,606
Variable compensation (2)	—	50,756	32,665	—	—	83,421
Occupancy and equipment, net	8,867	4,566	4,553	2,111	(167)	19,930
Professional services	2,412	5,111	3,510	1,648	—	12,681
Other segment expense items (3)	12,574	21,238	13,692	1,844	(83)	49,265
	$55,778	$117,912	$81,791	$16,672	$(250)	$271,903

Income (loss) before taxes	$54,690	$26,472	$(7,234)	$(13,148)	$23	$60,803

Nine Months Ended September 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$478,432	$115,064	$40,019	$8,522	$(51,796)	$590,241
Interest expense (1)	196,117	77,683	45,768	9,114	(66,620)	262,062
Net interest income (expense)	282,315	37,381	(5,749)	(592)	14,824	328,179
Noninterest income	33,703	325,271	234,631	45,832	(15,656)	623,781
	$316,018	$362,652	$228,882	$45,240	$(832)	$951,960

Provision for (reversal of) loan losses	(592)	79	—	—	—	(513)

Non-variable compensation and benefits	98,173	108,344	83,116	29,891	—	319,524
Variable compensation (2)	—	120,210	92,473	10,470	—	223,153
Occupancy and equipment, net	27,532	14,031	13,870	5,842	(499)	60,776
Professional services	684	13,763	9,579	3,721	(132)	27,615
Other segment expense items (3)	40,545	64,140	42,149	6,924	(274)	153,484
	$166,934	$320,488	$241,187	$56,848	$(905)	$784,552

Income (loss) before taxes	$149,676	$42,085	$(12,305)	$(11,608)	$73	$167,921

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Three Months Ended September 30, 2024	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$173,366	$41,491	$15,181	$1,672	$(20,668)	$211,042
Interest expense (1)	79,830	29,082	19,598	4,975	(27,486)	105,999
Net interest income (expense)	93,536	12,409	(4,417)	(3,303)	6,818	105,043
Noninterest income	10,726	111,849	79,922	4,962	(7,016)	200,443
	$104,262	$124,258	$75,505	$1,659	$(198)	$305,486

Provision for (reversal of) loan losses	(1,440)	170	—	—	—	(1,270)

Non-variable compensation and benefits	31,920	33,343	26,711	9,582	—	101,556
Variable compensation (2)	—	42,569	33,862	—	—	76,431
Occupancy and equipment, net	10,839	4,731	4,805	2,108	(166)	22,317
Professional services	2,132	4,211	4,054	1,276	(28)	11,645
Other segment expense items (3)	12,666	22,240	14,791	2,665	1	52,363
	$57,557	$107,094	$84,223	$15,631	$(193)	$264,312

Income (loss) before taxes	$48,145	$16,994	$(8,718)	$(13,972)	$(5)	$42,444

Nine Months Ended September 30, 2024	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$513,186	$124,846	$41,774	$5,382	$(57,389)	$627,799
Interest expense (1)	235,586	87,950	55,014	14,942	(78,007)	315,485
Net interest income (expense)	277,600	36,896	(13,240)	(9,560)	20,618	312,314
Noninterest income	31,884	308,480	239,489	16,747	(21,234)	575,366
	$309,484	$345,376	$226,249	$7,187	$(616)	$887,680

Provision for (reversal of) loan losses	6,657	136	—	—	—	6,793

Non-variable compensation and benefits	97,662	100,973	83,957	29,711	—	312,303
Variable compensation (2)	—	110,578	90,934	—	—	201,512
Occupancy and equipment, net	29,501	14,208	16,123	6,192	(498)	65,526
Professional services	6,282	11,099	10,687	3,607	(29)	31,646
Other segment expense items (3)	38,082	65,244	48,366	8,221	(101)	159,812
	$171,527	$302,102	$250,067	$47,731	$(628)	$770,799

Income (loss) before taxes	$131,300	$43,138	$(23,818)	$(40,544)	$12	$110,088
(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
September 30, 2025
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,626,461	$2,843,930	$990,405	$2,399,493	$(3,255,239)	$15,605,050

December 31, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,354,407	$2,823,582	$1,010,727	$2,601,888	$(3,522,475)	$16,268,129

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Income attributable to Hilltop	$45,818	$29,693	$124,007	$77,694

Weighted average shares outstanding - basic	62,146	64,928	63,456	65,070

Basic earnings per common share:	$0.74	$0.46	$1.95	$1.19

Diluted earnings per share:
Income attributable to Hilltop	$45,818	$29,693	$124,007	$77,694

Weighted average shares outstanding - basic	62,146	64,928	63,456	65,070
Effect of potentially dilutive securities	22	18	3	10
Weighted average shares outstanding - diluted	62,168	64,946	63,459	65,080

Diluted earnings per common share:	$0.74	$0.46	$1.95	$1.19

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Quarterly Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including such things as our business strategy, our financial condition, our revenue, our liquidity and sources of funding, market trends, operations and business, taxes, the impact of natural disasters or public health emergencies, information technology expenses, cybersecurity incidents, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, and our related macroeconomic forecast assumptions, expected future benchmark rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, and the outcome of litigation are forward-looking statements.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025, this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statement of Operations Data:
Net interest income	$112,388	$105,043	$328,179	$312,314
Provision for (reversal of) credit losses	(2,511)	(1,270)	(513)	6,793
Total noninterest income	217,807	200,443	623,781	575,366
Total noninterest expense	271,903	264,312	784,552	770,799
Income before income taxes	60,803	42,444	167,921	110,088
Income tax expense	14,129	9,539	38,826	24,762
Net income	46,674	32,905	129,095	85,326
Less: Net income attributable to noncontrolling interest	856	3,212	5,088	7,632
Income attributable to Hilltop	$45,818	$29,693	$124,007	$77,694

Per Share Data:
Diluted earnings per common share	$0.74	$0.46	$1.95	$1.19
Diluted weighted average shares outstanding	62,168	64,946	63,459	65,080
Cash dividends declared per common share	$0.18	$0.17	$0.54	$0.51
Dividend payout ratio (1)	24.41%	37.17%	27.63%	42.71%
Book value per common share (end of period)			$35.69	$33.51
Tangible book value per common share (2) (end of period)			$31.23	$29.29

			September 30,	December 31,
			2025	2024
Balance Sheet Data:
Total assets			$15,605,050	$16,268,129
Cash and due from banks			1,277,283	2,298,977
Securities			2,773,306	2,659,661
Loans held for sale			849,357	858,665
Loans held for investment, net of unearned income			8,227,194	7,950,551
Allowance for credit losses			(95,168)	(101,116)
Total deposits			10,675,471	11,065,322
Notes payable			148,530	347,667
Total stockholders' equity			2,216,240	2,218,312

Capital Ratios:
Common equity to assets ratio			14.02%	13.46%
Tangible common equity to tangible assets (2)			12.49%	11.98%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest GAAP measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and nine months ended September 30, 2025 included the following contributions from our reportable business segments.

●	The banking segment contributed $54.7 million and $149.7 million of income before income taxes during the three and nine months ended September 30, 2025;
●	The broker-dealer segment contributed $26.5 million and $42.1 million of income before income taxes during the three and nine months ended September 30, 2025; and
●	The mortgage origination segment incurred $7.2 million and $12.3 million of losses before income taxes during the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2025, we declared and paid total common dividends of $34.4 million.

On October 23, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on November 21, 2025 to all common stockholders of record as of the close of business on November 7, 2025.

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. In July 2025, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $135.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. Furthermore, in October 2025, the Hilltop board of directors authorized an increase to the aggregate amount of common stock that Hilltop may repurchase under stock repurchase program to $185.0 million, an increase of $50.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2025, we paid $123.2 million to repurchase an aggregate of 3,905,210 shares of our common stock at an average price of $31.56 per share pursuant to the stock repurchase program. As a result of share repurchases during the first nine months of 2025, Hilltop has approximately $62 million of available share repurchase capacity through the expiration of the 2025 stock repurchase program in January 2026.

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

	September 30,
	2025	2024
Book value per common share	$35.69	$33.51
Effect of goodwill and intangible assets per share	(4.46)	(4.22)
Tangible book value per common share	$31.23	$29.29

	September 30,	December 31,
	2025	2024
Hilltop stockholders’ equity	$2,188,542	$2,189,965
Less: goodwill and intangible assets, net	273,309	274,080
Tangible common equity	$1,915,233	$1,915,885

Total assets	$15,605,050	$16,268,129
Less: goodwill and intangible assets, net	273,309	274,080
Tangible assets	$15,331,741	$15,994,049

Equity to assets	14.02%	13.46%
Tangible common equity to tangible assets	12.49%	11.98%

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

Merchant Bank Transaction

In January 2025, our merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc. to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the noted transaction to sell the operations associated with our approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. Our aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. A preliminary pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on our aggregate interest in Moser Holdings, LLC reported as a component of other noninterest income within the consolidated statements of operations. During the second quarter of 2025, we recorded additional net downward adjustments associated with its aggregate interest in Moser Holdings, LLC and the liquidation of a portion of the Atlas common stock of $3.4 million that resulted in an aggregate preliminary pre-tax gain during 2025 of $27.1 million ($21.0 million net of tax). Further, during the third quarter of 2025, the Company recorded a net upward adjustment to the preliminary pre-tax gain associated with its aggregate interest in Moser Holdings, LLC and further liquidation of Atlas common stock of $1.1 million that resulted in an updated aggregate preliminary pre-tax gain during 2025 of $28.1 million ($21.8 million net of tax). The preliminary gain is subject to change given customary post-closing adjustments and the liquidation of Moser Holdings, LLC.

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

Tax Legislation

On July 4, 2025, legislation referred to as “H.R. 1: One Big Beautiful Bill Act” (“OBBBA”) was signed into law and, among other changes, will modify the tax year in which certain business deductions, primarily depreciation of capital asset additions, are allowed and therefore will influence the time within which income tax payments must be made. We presently expect the permanent disallowance of certain business expenses under the OBBBA and related rules will increase our future effective income tax rate slightly. We are continuing to evaluate the enacted provisions of the new law including additional regulatory or interpretive guidance as that becomes available for potential impacts on our consolidated financial statements as appropriate.

Economic Environment

The extent of the impact of uncertain economic conditions on our financial performance during the remainder of 2025 will depend in part on developments outside of our control, including, among others, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures, changes in the political environment, the impact of tariffs and reciprocal tariffs, and international armed conflicts and their impact on supply chains.

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

Historically, high-profile banking failures periodically increase market uncertainty and concerns associated with banking sector liquidity positions, increase regulatory scrutiny and underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2024, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Throughout 2024, we experienced net interest margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Despite deposits costs remaining elevated during the first nine months of 2025, our cost of deposits decreased during the nine months ended September 30, 2025, compared to the same period of 2024, as we took actions to reduce the interest paid on our interest-bearing deposits. Additionally, at September 30, 2025, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

We expect that overall deposit funding costs will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, the recent 25-basis point decrease in the target range for the federal funds rate in September 2025, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at September 30, 2025.

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

To the extent future operating performance of our reporting segments remain challenged and below forecasted projections, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Outlook

Our balance sheet, operating results and certain metrics during 2025 to date reflected economic conditions that remain uncertain, and will depend in part on several developments outside of our control including, among others, changes in the political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates and a volatile economic forecast. As noted within our 2024 Form 10-K, these economic conditions, coupled with exposure to changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains within our business segments during 2024 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2025.

In addition, we evaluated the potential loss exposures in connection with the central Texas flooding that occurred in July 2025 and have not experienced any significant financial impacts to our banking and mortgage origination segments and associated outstanding loan portfolios and mortgage loan indemnification liabilities.

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

The broker-dealer segment includes the operations of Securities Holdings, which operates through its wholly owned subsidiaries Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC. The broker-dealer segment generates a majority of its revenues from fees and commissions earned from investment advisory and securities brokerage services. Hilltop Securities is a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) and a member of the New York Stock Exchange (“NYSE”). Momentum Independent Network is an introducing broker-dealer that is also registered with the SEC and FINRA. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission as non-guaranteed introducing brokers and as members of the National Futures Association. Additionally, Hilltop Securities, Momentum Independent Network and Hilltop Securities Asset Management, LLC are registered investment advisers under the Investment Advisers Act of 1940.

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

	Three Months Ended September 30,		Variance 2025 vs 2024		Nine Months Ended September 30,		Variance 2025 vs 2024
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net interest income (expense):
Banking	$96,846	$93,536	$3,310	4	$282,315	$277,600	$4,715	2
Broker-Dealer	12,662	12,409	253	2	37,381	36,896	485	1
Mortgage Origination	(2,051)	(4,417)	2,366	54	(5,749)	(13,240)	7,491	57
Corporate	443	(3,303)	3,746	113	(592)	(9,560)	8,968	94
All Other and Eliminations (1)	4,488	6,818	(2,330)	(34)	14,824	20,618	(5,794)	(28)
Hilltop Consolidated	$112,388	$105,043	$7,345	7	$328,179	$312,314	$15,865	5

Provision for (reversal of) credit losses:
Banking	$(2,621)	$(1,440)	$(1,181)	(82)	$(592)	$6,657	$(7,249)	(109)
Broker-Dealer	110	170	(60)	(35)	79	136	(57)	(42)
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Consolidated	$(2,511)	$(1,270)	$(1,241)	(98)	$(513)	$6,793	$(7,306)	(108)

Noninterest income:
Banking	$11,001	$10,726	$275	3	$33,703	$31,884	$1,819	6
Broker-Dealer	131,832	111,849	19,983	18	325,271	308,480	16,791	5
Mortgage Origination	76,608	79,922	(3,314)	(4)	234,631	239,489	(4,858)	(2)
Corporate	3,081	4,962	(1,881)	(38)	45,832	16,747	29,085	174
All Other and Eliminations (1)	(4,715)	(7,016)	2,301	33	(15,656)	(21,234)	5,578	26
Hilltop Consolidated	$217,807	$200,443	$17,364	9	$623,781	$575,366	$48,415	8

Noninterest expense:
Banking	$55,778	$57,557	$(1,779)	(3)	$166,934	$171,527	$(4,593)	(3)
Broker-Dealer	117,912	107,094	10,818	10	320,488	302,102	18,386	6
Mortgage Origination	81,791	84,223	(2,432)	(3)	241,187	250,067	(8,880)	(4)
Corporate	16,672	15,631	1,041	7	56,848	47,731	9,117	19
All Other and Eliminations	(250)	(193)	(57)	(30)	(905)	(628)	(277)	(44)
Hilltop Consolidated	$271,903	$264,312	$7,591	3	$784,552	$770,799	$13,753	2

Income (loss) before taxes:
Banking	$54,690	$48,145	$6,545	14	$149,676	$131,300	$18,376	14
Broker-Dealer	26,472	16,994	9,478	56	42,085	43,138	(1,053)	(2)
Mortgage Origination	(7,234)	(8,718)	1,484	17	(12,305)	(23,818)	11,513	48
Corporate	(13,148)	(13,972)	824	6	(11,608)	(40,544)	28,936	71
All Other and Eliminations	23	(5)	28	560	73	12	61	508
Hilltop Consolidated	$60,803	$42,444	$18,359	43	$167,921	$110,088	$57,833	53
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. The change in reportable business segment net interest income during the nine months ended September 30, 2025, compared with the same period in 2024, primarily reflected significant improvements within corporate and the mortgage origination and banking segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $239.2 million and $195.8 million in securities commissions and fees and investment and securities advisory fees and commissions, respectively, and $72.2 million and $88.8 million in gains from derivative and trading portfolio activities (included within other noninterest income), respectively, during the nine months ended September 30, 2025 and 2024.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2025 and 2024, we generated $225.0 million and $239.4 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we experienced an increase in noninterest income during the nine months ended September 30, 2025, compared to the same period in 2024, as noted in the segment results table previously presented, primarily due to an increase in pre-tax gains associated with merchant bank equity investment activity within corporate and increased noninterest income within our broker-dealer segment from increased investment and securities advisory fees and commissions partially offset by a reduction in trading gains earned from trading activities.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended September 30, 2025 was $45.8 million, or $0.74 per diluted share, compared to $29.7 million, or $0.46 per diluted share, during the three months ended September 30, 2024. Income applicable to common stockholders during the nine months ended September 30, 2025 was $124.0 million, or $1.95 per diluted share, compared to $77.7 million, or $1.19 per diluted share, during the nine months ended September 30, 2024.

Hilltop’s financial results for the three and nine months ended September 30, 2025, compared with the same periods in 2024, included increases in the reversal of credit losses and net interest income and a decrease in noninterest expenses within the banking segment, net revenues and noninterest expenses increased within the broker-dealer segment, and the mortgage origination segment had declines in noninterest income, noninterest expense and net interest expense. The financial results for the nine months ended September 30, 2025 also included a significant preliminary gain associated with the sale of operations by a merchant bank equity investment within corporate.

Certain items included in net income for the three and nine months ended September 30, 2025 and 2024 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended September 30, 2025 and 2024 included net accretion on earning assets and liabilities of $0.6 million and $0.7 million, respectively, and amortization of identifiable intangibles of $0.3 million and $0.4 million, respectively, related to the Bank Transactions. During the nine months ended September 30, 2025 and 2024, income before income taxes included net accretion on earning assets and liabilities of $2.2 million and $4.0 million, respectively, and amortization of identifiable intangibles of $0.8 million and $1.5 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Return on average stockholders' equity (1)	8.35%	5.51%	7.59%	4.88%
Return on average assets (2)	1.20%	0.84%	1.10%	0.72%
Net interest margin (3) (4)	3.06%	2.84%	2.97%	2.84%
Leverage ratio (5) (end of period)			13.13%	12.95%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			20.33%	20.48%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 28 basis points and 24 basis points during the three months ended September 30, 2025 and 2024, respectively, and 26 basis points and 25 basis points during the nine months ended September 30, 2025 and 2024, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended September 30, 2025 and 2024, purchase accounting contributed 2 and 2 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.09% and 2.85%, respectively. During the nine months ended September 30, 2025 and 2024, purchase accounting contributed 2 and 4 basis points, respectively, to our consolidated taxable equivalent net interest margin of 2.99% and 2.86%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $0.6 million and $0.7 million during the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $4.0 million during the nine months ended September 30, 2025 and 2024, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$905,623	$14,331	6.19%	$990,902	$14,645	5.91%
Loans held for investment, gross (1)	8,103,557	121,442	5.95%	8,024,771	125,176	6.19%
Investment securities - taxable	2,477,028	25,451	4.11%	2,477,014	26,264	4.24%
Investment securities - non-taxable (2)	391,685	4,458	4.55%	323,479	3,020	3.73%
Federal funds sold and securities purchased under agreements to resell	71,359	958	5.32%	97,686	1,845	7.49%
Interest-bearing deposits in other financial institutions	1,061,807	11,430	4.27%	1,373,051	17,800	5.14%
Securities borrowed	1,423,476	21,175	5.82%	1,260,420	19,426	6.03%
Other	134,682	1,962	5.78%	137,105	3,447	9.97%
Interest-earning assets, gross (2)	14,569,217	201,207	5.48%	14,684,428	211,623	5.72%
Allowance for credit losses	(97,992)			(115,113)
Interest-earning assets, net	14,471,225			14,569,315
Noninterest-earning assets	956,077			1,070,833
Total assets	$15,427,302			$15,640,148

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,807,348	$57,001	2.90%	$7,744,588	$70,641	3.62%
Securities loaned	1,407,765	19,430	5.48%	1,247,392	18,499	5.88%
Notes payable and other borrowings	934,201	11,442	4.86%	1,333,671	16,859	5.02%
Total interest-bearing liabilities	10,149,314	87,873	3.43%	10,325,651	105,999	4.07%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,695,744			2,737,942
Other liabilities	377,444			405,768
Total liabilities	13,222,502			13,469,361
Stockholders’ equity	2,177,581			2,143,252
Noncontrolling interest	27,219			27,535
Total liabilities and stockholders' equity	$15,427,302			$15,640,148

Net interest income (2)		$113,334			$105,624
Net interest spread (2)			2.05%			1.65%
Net interest margin (2)			3.09%			2.85%

	Nine Months Ended September 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$846,868	$39,888	6.21%	$909,446	$39,795	5.83%
Loans held for investment, gross (1)	8,023,276	352,370	5.87%	7,918,156	372,984	6.30%
Investment securities - taxable	2,474,595	76,045	4.10%	2,569,408	77,795	4.04%
Investment securities - non-taxable (2)	358,048	11,602	4.32%	312,617	8,972	3.83%
Federal funds sold and securities purchased under agreements to resell	85,437	4,129	6.46%	99,100	5,436	7.33%
Interest-bearing deposits in other financial institutions	1,433,175	45,346	4.23%	1,356,604	52,581	5.18%
Securities borrowed	1,422,153	57,528	5.33%	1,353,564	60,293	5.87%
Other	126,555	5,724	6.05%	168,716	11,673	9.25%
Interest-earning assets, gross (2)	14,770,107	592,632	5.36%	14,687,611	629,529	5.73%
Allowance for credit losses	(101,494)			(110,101)
Interest-earning assets, net	14,668,613			14,577,510
Noninterest-earning assets	978,871			1,151,827
Total assets	$15,647,484			$15,729,337

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,952,735	$174,108	2.93%	$7,703,843	$207,880	3.61%
Securities loaned	1,410,276	51,828	4.91%	1,329,098	56,207	5.65%
Notes payable and other borrowings	984,736	36,126	4.90%	1,396,686	51,398	4.92%
Total interest-bearing liabilities	10,347,747	262,062	3.39%	10,429,627	315,485	4.04%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,722,478			2,834,140
Other liabilities	366,506			309,635
Total liabilities	13,436,731			13,573,402
Stockholders’ equity	2,183,182			2,128,683
Noncontrolling interest	27,571			27,252
Total liabilities and stockholders' equity	$15,647,484			$15,729,337

Net interest income (2)		$330,570			$314,044
Net interest spread (2)			1.97%			1.69%
Net interest margin (2)			2.99%			2.86%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $1.0 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

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

On a consolidated basis, the change in net interest income during the three and nine months ended September 30, 2025, compared with the same periods in 2024, were primarily due to decreased costs of deposits from rate decreases and decreased interest costs from the redemption of certain notes payable, partially offset by decreased loans held for investment yield and interest-bearing deposits yields from rate decreases. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended September 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment, partially offset by a build in the allowance related to specific reserves, since the prior quarter. The reversal of credit losses during the nine months ended September 30, 2025 was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and net charge-offs, partially offset by a build in the allowance related to loan portfolio changes and specific reserves including changes in loan mix and risk rating grade migration. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during the three months ended September 30, 2025, compared with the same period in 2024, primarily due to net increases within all of the broker-dealer segment’s business lines, a gain of $1.1 million associated with the sale of operations by the merchant bank equity investment in the first quarter of 2025 and additional gains of $1.0 million associated with certain other merchant bank equity investments, decreases of mortgage loan origination fees and net gains from sale of loans, partially offset by an increase in other mortgage production income within our mortgage origination segment. Noninterest income increased during the nine months ended September 30, 2025 compared with the same period in 2024, primarily due to an updated preliminary pre-tax gain of $28.1 million associated with the sale of operations by a merchant bank equity investment in the first quarter of 2025, while other changes between periods included net increases within the broker-dealer segment’s public finance, wealth management and fixed income business lines, partially offset by a net decrease within the broker-dealer segment’s structured finance business line, and increases in net gains from sale of loans and other mortgage production income within our mortgage loan origination segment, partially offset by a decrease of mortgage loan origination fees within our mortgage origination segment.

Noninterest expense increased during the three months ended September 30, 2025, compared with the same period in 2024, primarily due to a net increase within our broker-dealer segment associated with increases in employees’ compensation and benefits, partially offset by a decrease in other segment operating costs, a net decrease within our mortgage origination segment driven by decreases in servicing expenses and variable compensation, partially offset by an increase in non-variable compensation. Noninterest expense increased during the nine months ended September 30, 2025, compared with the same period in 2024, primarily due to an increase in employees’ compensation and benefits within corporate, net increases within our broker-dealer segment associated with increases in employees’ compensation and benefits and other segment operating costs, a net decrease within our mortgage origination segment driven by decreases in servicing expenses and other segment costs, partially offset by increases in lender paid closing costs and variable compensation associated with increased mortgage loan originations. We have experienced an increase in certain noninterest expenses during 2025 and 2024, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue and result in higher fixed costs during the remainder of 2025.

Effective income tax rates during the three months ended September 30, 2025 and 2024 were 23.2% and 22.5%, respectively, and for the nine months ended September 30, 2025 and 2024 were 23.1% and 22.5%, respectively. During the three and nine months ended September 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, other nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments. During the three and nine months ended September 30, 2024, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by the discrete impact of restricted stock vesting during the quarter and investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest income	$96,846	$93,536	$3,310	$282,315	$277,600	$4,715
Provision for (reversal of) credit losses	(2,621)	(1,440)	(1,181)	(592)	6,657	(7,249)
Noninterest income	11,001	10,726	275	33,703	31,884	1,819
Noninterest expense	55,778	57,557	(1,779)	166,934	171,527	(4,593)
Income before income taxes	$54,690	$48,145	$6,545	$149,676	$131,300	$18,376

The increase in income before income taxes during the three months ended September 30, 2025, compared with the same period in 2024, was primarily due to increases in the reversal of credit losses and net interest income and a decrease in noninterest expense. The increase in income before income taxes during the nine months ended September

30, 2025, compared to the same period in 2024, was primarily due to a reversal of credit losses, a decrease in noninterest expense and an increase in net interest income. This decrease in noninterest expense was driven by the settlement and receipt of funds during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment's overall deposit costs decreased during the first nine months of 2025, primarily due to lower rates on interest-bearing deposits and certain customers moving funds out of our higher yielding deposit products. This cost reduction was partially offset by competitive pressures and the reallocation of funds from noninterest-bearing to interest-bearing accounts. We are continuing to actively manage our overall deposit costs and anticipate potential opportunities to further lower interest-bearing deposit rates. Future decisions on the costs of deposits will be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, the recent 25-basis point decrease in the target range for the federal funds rate in September 2025, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Efficiency ratio (1)	51.72%	55.20%	52.82%	55.42%
Return on average assets (2)	1.34%	1.14%	1.21%	1.05%
Net interest margin (3)	3.23%	3.05%	3.12%	3.06%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.01)%	(0.15)%	(0.09)%	(0.13)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended September 30, 2025 and 2024, purchase accounting contributed 2 and 3 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.23% and 3.06%, respectively. During the nine months ended September 30, 2025 and 2024, purchase accounting contributed 2 and 4 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.12% and 3.06%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$(1)	$(4)	NM	$7,057	$127	7.20%
Loans held for investment, gross (1)	7,773,525	114,669	5.85%	7,698,935	117,861	6.07%
Subsidiary warehouse lines of credit	906,255	16,247	7.02%	920,245	18,766	7.98%
Investment securities - taxable	2,052,715	16,896	3.29%	2,064,919	17,281	3.35%
Investment securities - non-taxable (2)	107,466	1,003	3.73%	109,494	926	3.38%
Federal funds sold and securities purchased under agreements to resell	47,635	573	4.78%	84,493	1,197	5.62%
Interest-bearing deposits in other financial institutions	984,433	10,921	4.40%	1,229,597	16,910	5.46%
Other	38,224	406	4.21%	38,347	440	4.55%
Interest-earning assets, gross (2)	11,910,252	160,711	5.35%	12,153,087	173,508	5.66%
Allowance for credit losses	(97,894)			(114,911)
Interest-earning assets, net	11,812,358			12,038,176
Noninterest-earning assets	746,524			773,262
Total assets	$12,558,882			$12,811,438

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,837,291	$61,947	3.14%	$7,685,509	$76,273	3.94%
Notes payable and other borrowings	272,524	1,698	2.47%	475,309	3,557	2.97%
Total interest-bearing liabilities	8,109,815	63,645	3.11%	8,160,818	79,830	3.88%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,845,843			2,971,442
Other liabilities	95,961			109,513
Total liabilities	11,051,619			11,241,773
Stockholders’ equity	1,507,263			1,569,665
Total liabilities and stockholders’ equity	$12,558,882			$12,811,438

Net interest income (2)		$97,066			$93,678
Net interest spread (2)			2.24%			1.78%
Net interest margin (2)			3.23%			3.06%

	Nine Months Ended September 30,
	2025			2024
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$15,253	$649	5.67%	$8,988	$127	1.89%
Loans held for investment, gross (1)	7,687,025	334,018	5.81%	7,716,784	351,307	6.09%
Subsidiary warehouse lines of credit	841,456	44,682	7.00%	856,280	52,048	8.02%
Investment securities - taxable	2,050,083	50,153	3.26%	2,111,439	53,184	3.36%
Investment securities - non-taxable (2)	107,082	2,885	3.59%	110,181	2,794	3.38%
Federal funds sold and securities purchased under agreements to resell	52,664	1,842	4.68%	73,556	3,121	5.67%
Interest-bearing deposits in other financial institutions	1,312,981	43,548	4.43%	1,214,926	49,725	5.47%
Other	38,449	1,215	4.23%	37,855	1,313	4.64%
Interest-earning assets, gross (2)	12,104,993	478,992	5.29%	12,130,009	513,619	5.66%
Allowance for credit losses	(101,410)			(109,970)
Interest-earning assets, net	12,003,583			12,020,039
Noninterest-earning assets	749,141			790,731
Total assets	$12,752,724			$12,810,770

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,967,873	$190,203	3.19%	$7,620,040	$224,673	3.94%
Notes payable and other borrowings	313,549	5,913	2.52%	489,640	10,912	2.98%
Total interest-bearing liabilities	8,281,422	196,116	3.17%	8,109,680	235,585	3.88%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,883,658			3,024,169
Other liabilities	92,419			100,788
Total liabilities	11,257,499			11,234,637
Stockholders’ equity	1,495,225			1,576,133
Total liabilities and stockholders’ equity	$12,752,724			$12,810,770

Net interest income (2)		$282,876			$278,034
Net interest spread (2)			2.12%			1.78%
Net interest margin (2)			3.12%			3.06%

NM	Not meaningful
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$(128)	$(3)	$(131)	$89	$433	$522
Loans held for investment, gross (2)	1,141	(4,333)	(3,192)	(1,356)	(15,933)	(17,289)
Subsidiary warehouse lines of credit (3)	(281)	(2,238)	(2,519)	(889)	(6,477)	(7,366)
Investment securities - taxable	(103)	(282)	(385)	(1,542)	(1,489)	(3,031)
Investment securities - non-taxable (4)	(17)	94	77	(78)	169	91
Federal funds sold and securities purchased under agreements to resell	(522)	(102)	(624)	(886)	(393)	(1,279)
Interest-bearing deposits in other financial institutions	(3,374)	(2,615)	(5,989)	4,012	(10,189)	(6,177)
Other	(1)	(33)	(34)	21	(119)	(98)
Total interest income (4)	(3,285)	(9,512)	(12,797)	(629)	(33,998)	(34,627)

Interest expense
Deposits	$1,507	$(15,833)	$(14,326)	$10,250	$(44,720)	$(34,470)
Notes payable and other borrowings	(1,518)	(341)	(1,859)	(3,925)	(1,074)	(4,999)
Total interest expense	(11)	(16,174)	(16,185)	6,325	(45,794)	(39,469)

Net interest income (4)	$(3,274)	$6,662	$3,388	$(6,954)	$11,796	$4,842
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included declines of $0.2 million and $1.8 million, respectively, in accretion of discount on loans during the three and nine months ended September 30, 2025, compared with the same periods in 2024. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of September 30, 2025, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The increases in net interest income during the three and nine months ended September 30, 2025, compared to the same periods in 2024, as noted in the table above, were driven by decreased earnings on interest-earning assets, primarily loan and warehouse line of credit yields and investment securities, significantly offset by the decreased funding costs on our deposit products from rate decreases. The average rate paid on interest-bearing liabilities decreased 71 basis points from 3.88% for the nine months ended September 30, 2024 to 3.17% for the nine months ended September 30, 2025, while the average yield on interest-earning assets decreased 37 basis points from 5.66% for the nine months ended September 30, 2024 to 5.29% for the nine months ended September 30, 2025.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At September 30, 2025, approximately $470 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 45% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits decreased during the three and nine months ended September 30, 2025, compared to the same periods of 2024. We expect such costs during the remainder of 2025 will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, the recent 25-basis point decrease in the target range for the federal funds in September 2025, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At September 30, 2025, total estimated uninsured deposits were $5.7 billion, or approximately 54% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $592.1 million and internal accounts of $370.2 million, were $4.8 billion, or approximately 45% of total deposits.

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

The banking segment retained approximately $44.9 million and $7.3 million in mortgage loans originated by the mortgage origination segment during the three months ended September 30, 2025 and 2024, respectively, and $150.6 million and $79.2 million in mortgage loans originated by the mortgage origination segment during the nine months ended September 30, 2025 and 2024, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. During the three months ended September 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by a build in the allowance related to specific reserves, since the prior quarter. The reversal of credit losses during the nine months ended September 30, 2025 was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and net charge-offs, partially offset by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration. The net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2025 included a reversal of credit losses of $7.2 million and $8.6 million, respectively, while individually evaluated loans during the three and nine months ended September 30, 2025 included a provision for credit losses of $4.6 million and $8.0 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter, as well as the economic scenario change during the second quarter of 2025. The changes in the allowance for credit losses during the three and nine months ended September 30, 2025 were also impacted by net charge-offs of $0.3 million and $5.4 million, respectively. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

During the three months ended September 30, 2024, the reversal of credit losses was primarily driven by net charge-offs and loan portfolio changes, including a change in the macroeconomic outlook scenario utilized, associated with collectively evaluated loans, partially offset by a build in the allowance related to specific reserves within the banking segment since the prior quarter. The increase in the provision for credit losses during the nine months ended September 30, 2024 reflected a build in the allowance related to specific reserves and loan portfolio changes within the banking segment since the prior period, partially offset by the change in the macroeconomic outlook scenario utilized. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2024 included a provision for credit losses of $1.2 million and $13.3 million, respectively, while collectively evaluated loans included a reversal of credit losses of $2.5 million and $6.5 million, respectively. The changes in the allowance for credit losses during the three and nine months ended September 30, 2024 were also impacted by net charge-offs of $2.9 million and $7.3 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter.

The banking segment’s noninterest income increased during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the receipt of a legal restitution payment during the second quarter of 2025 that compensated the Bank for previously incurred losses.

The banking segment’s noninterest expense decreased during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in occupancy and equipment expenses, partially offset by an increase in professional fees. During the nine months ended September 30, 2025, compared to the same period in 2024, noninterest expense declined primarily due to decreases in professional fees and occupancy and equipment expenses, partially offset by an increase in employees’ compensation and benefits. The decrease in professional fees during the nine months ended September 30, 2025 was driven by the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest income:
Wealth management:
Securities lending	$1,745	$927	$818	$5,700	$4,086	$1,614
Clearing services	2,167	2,601	(434)	6,960	7,918	(958)
Structured finance (1)	2,622	2,505	117	8,035	6,358	1,677
Fixed income services (1)	61	(504)	565	34	(2,104)	2,138
Other (1)	6,067	6,880	(813)	16,652	20,638	(3,986)
Total net interest income	12,662	12,409	253	37,381	36,896	485
Noninterest income:
Securities commissions and fees by business line (2):
Fixed income services (1)	3,565	4,704	(1,139)	12,001	14,792	(2,791)
Wealth management:
Retail (1)	21,140	17,416	3,724	60,306	54,311	5,995
Clearing services	9,103	8,616	487	26,917	26,642	275
Structured finance (1)	8,666	4,838	3,828	18,395	10,930	7,465
Other (1)	464	1,434	(970)	1,757	3,380	(1,623)
	42,938	37,008	5,930	119,376	110,055	9,321
Investment and securities advisory fees and commissions by business line:
Public finance services (1)	37,524	29,248	8,276	93,713	70,482	23,231
Fixed income services (1)	3,552	3,087	465	5,210	5,988	(778)
Wealth management:
Retail	11,015	9,019	1,996	31,232	26,457	4,775
Clearing services	631	467	164	1,745	1,355	390
Structured finance (1)	534	337	197	1,685	934	751
Other	93	90	3	254	252	2
	53,349	42,248	11,101	133,839	105,468	28,371
Other:
Structured finance (1)	19,175	22,097	(2,922)	39,193	60,865	(21,672)
Fixed income services (1)	12,836	6,970	5,866	24,325	18,872	5,453
Other (1)	3,534	3,526	8	8,538	13,220	(4,682)
	35,545	32,593	2,952	72,056	92,957	(20,901)
Total noninterest income	131,832	111,849	19,983	325,271	308,480	16,791
Net revenue (3)	144,494	124,258	20,236	362,652	345,376	17,276
Noninterest expense:
Variable compensation (4)	50,756	42,569	8,187	120,210	110,578	9,632
Non-variable compensation and benefits	36,241	33,343	2,898	108,344	100,973	7,371
Segment operating costs (5)	31,025	31,352	(327)	92,013	90,687	1,326
Total noninterest expense	118,022	107,264	10,758	320,567	302,238	18,329

Income before income taxes	$26,472	$16,994	$9,478	$42,085	$43,138	$(1,053)
(1)	Noted balances during the prior period include certain reclassifications due to the restructuring of certain business lines to conform to current period presentation.
(2)	Securities commissions and fees includes income from FDIC sweep investments with the banking segment of $4.2 million and $6.6 million during the three months ended September 30, 2025 and 2024, respectively, and $13.9 million and $19.7 million during the nine months ended September 30, 2025 and 2024, respectively, that is eliminated in consolidation.
(3)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(4)	Variable compensation represents performance-based commissions and incentives.
(5)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increases in net revenue and income before income taxes for the three months ended September 30, 2025, compared with the same period in 2024, were primarily due to improved revenues within all business lines. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to improved fees earned from banking services. The increase in the fixed income business line’s net revenues was due primarily to improved revenue earned on municipal trading activities. The increase in the wealth management business line’s net revenue was driven by an increase in advisory fees revenues generated from customer assets under management. The increase in the structured finance business line’s net revenues was primarily due to an increase in commissions earned on the sale of agricultural insurance products. Income before income taxes for the three months ended September 30, 2025 was impacted by the increases in net revenue as described above and a net increase in noninterest expense.

The increase in net revenue and the decrease in income before income taxes for the nine months ended September 30, 2025, compared with the same period in 2024, were primarily due to improved period-over-period results within our public finance services, fixed income services and wealth management business lines, partially offset by a decline in period-over-period results within our structured finance business line. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to improved fees earned from banking services. The increase in fixed income services business line’s net revenues was primarily due to market conditions resulting in the increase in earnings from fixed income sales and trading activities, in particular, from municipal products. The increase in the wealth management business line’s net revenue was driven by an increase in advisory fees revenues generated from customer assets under management. The decrease in the structured finance business line’s net revenues was primarily due to a decrease in trading gains from the to-be-announced (“TBA”) business partially offset by commissions earned on commodities and securitized mortgage-backed securities transactions. Income before income taxes for the nine months ended September 30, 2025 was impacted by the changes in net revenue as described above and a net increase in noninterest expense.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on trading securities used to support sales, underwriting and other customer activities. The increase in net interest income during the three months ended September 30, 2025, compared with the same period in 2024, was primarily due to the increase in net interest income earned from our stock lending activities. During the nine months ended September 30, 2025, compared with the same period in 2024, along with the increase in our stock lending activities, the broker-dealer segment experienced an increase in net interest earned on inventory positions within the fixed income services and structured finance business lines, partially offset by the net interest earned on our correspondent inventory positions.

Noninterest income increased during the three and nine months ended September 30, 2025, compared with the same periods in 2024, due to increases in securities commissions and fees and investment and securities advisory fees for both comparable periods and an increase in other income for the three months ended September 30, 2025 with a partial offset for the nine months ended September 30, 2025 for the decrease in other income.

Securities commissions and fees increased during the three and nine months ended September 30, 2025, compared with the same periods in 2024, primarily due to increases in commodities and insurance product sales commissions.

Investment and securities advisory fees and commissions increased during the three and nine months ended September 30, 2025, compared with the same periods in 2024, primarily due to increases in fees earned from managed assets and public finance services.

The increase in other noninterest income during the three months ended September 30, 2025, compared with the same periods in 2024 is due primarily to the increases in earnings from fixed income sales and trading activities, in particular, municipal products by our fixed income services business line, partially offset by a reduction in trading gains earned from our structured finance business line due to less favorable market. The decrease in other noninterest income during the nine months ended September 30, 2025, compared with the same period in 2024 is due primarily to the decrease in trading gains earned from our structured finance business line discussed above, and a second quarter 2024 distribution received on investments that did not recur in the current period, partially offset by the increase in the earnings from our fixed income services line of business as discussed above.

The increases in noninterest expense during the three and nine months ended September 30, 2025, compared with the same periods in 2024, were primarily due to increases in employee benefits, primarily employee health insurance and severance expenses and for the nine months ended September 30, 2025 increases in quotation, advertising and asset management fee expenses, partially offset by decreases in legal and clearing expenses.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total compensation as a % of net revenue (1)	60.2%	61.1%	63.0%	61.3%
Pre-tax margin (2)	18.3%	13.7%	11.6%	12.5%
FDIC insured program balances at the Bank (end of period)			$325,341	$762,209
Other FDIC insured program balances (end of period)			$1,431,550	$1,034,984
Customer funds on deposit, including short credits (end of period)			$206,506	$224,538

Public finance services:
Number of issues (3)	311	285	793	723
Aggregate amount of offerings (3)	$27,242,620	$24,131,170	$64,714,409	$52,512,668

Structured finance:
Lock production/TBA volume	$1,240,860	$2,512,400	$3,206,571	$3,961,102

Fixed income services:
Total volumes	$53,873,752	$95,389,537	$149,891,754	$298,689,423
Net inventory (end of period)			$509,278	$493,009

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			91	91
Independent registered representatives (end of period)			156	169
Correspondents (end of period)			92	102
Correspondent receivables (end of period)			$67,919	$124,541
Customer margin balances (end of period)			$256,231	$210,670

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period) (3)			$1,420,701	$1,078,368
Interest-bearing liabilities - stock loaned (end of period)			$1,412,381	$1,066,651
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest expense	$(2,051)	$(4,417)	$2,366	$(5,749)	$(13,240)	$7,491
Noninterest income	76,608	79,922	(3,314)	234,631	239,489	(4,858)
Noninterest expense	81,791	84,223	(2,432)	241,187	250,067	(8,880)
Loss before income taxes	$(7,234)	$(8,718)	$1,484	$(12,305)	$(23,818)	$11,513

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from home purchases during the spring and summer months to varying degrees, when more people tend to move and sell or buy homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume. During the first six months of 2025, mortgage interest rates fluctuated slightly, reflecting the impact of mixed economic signals and inflation trends. A modest decline in mortgage interest rates began during the third quarter of 2025, driven by expectations of a cut in the federal funds target rate and weakening labor data. Historical seasonal increases in loan origination volume from home purchases during the second and third quarters of 2025 were muted due to the uncertainty in the general economy and the mortgage markets. The mortgage origination segment experienced a minor increase in refinancings as a percentage of total loan origination volume during the nine months ended September 30, 2025, when compared to the same period in 2024. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from home purchases and refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2024 and through the first nine months of 2025, certain events initially triggered as early as 2022 have continued to challenge total mortgage market origination volumes because of their effect on the economy, including an increase in average interest rates during this period when compared to the average of the three years prior to 2023, the Federal Reserve’s actions and communications, and geopolitical events. During the nine months ended September 30, 2025, the United States government’s position on increasing tariffs on foreign imports and reciprocal tariffs imposed by numerous United States foreign trading partners on United States exports and the government’s passage of a comprehensive tax and spending bill have added to uncertainties associated with the economy. These events have adversely impacted the willingness and ability of some mortgage origination segment’s customers to conduct mortgage transactions. While prolonged shortages of home inventories have shown some improvement during the second and third quarters of 2025, affordability challenges, in addition to uncertainties about the economy, continue to negatively impact customers’ abilities to purchase homes. Between September 2024 and December 2024, the Federal Reserve cut the target range for the federal funds rate by 100 basis points to 4.25% - 4.5%. These were the first reductions since March 2022 when the target range was 0.25% - 0.50%. In September 2025, the Federal Reserve cut the target range for the federal funds rate by 25-basis points, the first rate reduction in 2025. Since this rate cut occurred during the later part of the third quarter of 2025, it had minimal impact on loan origination volumes during the nine months ended September 30, 2025. Despite the reduction in the federal fund rates during 2024, average mortgage interest rates increased during the first six months of 2025, when compared to the fourth quarter of 2024. We expect loan production during the fourth quarter of 2025 to decrease compared to the third quarter of 2025, consistent with historical trends. During the third quarter of 2025, PrimeLending reduced a portion of its underwriting, loan fulfillment, operations and corporate headcount to address current mortgage market production challenges. Anticipated annual savings associated with these reductions approximate $4.4 million.

PrimeLending continues to evaluate its cost structure to address the current mortgage environment and we believe that ongoing cost-saving initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. Due to conditions and challenges discussed in detail within this section of segment results, the mortgage origination segment experienced operating losses during 2024 and the first and third quarters of 2025. While the mortgage origination segment reported income before income taxes during the second quarter of 2025, an operating loss would have been experienced if not for the receipt by PrimeLending of $9.5 million associated with prior legal settlements. In light of these current macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s leverage ratio is below 6% (the “GNMA leverage ratio”). If this occurs, certain additional financial reporting submissions are required. During the first quarter of 2024, the HUD operating loss ratio was 22.6%, while during the second quarter of 2024, PrimeLending reported a HUD operating gain. During the third and fourth quarters of 2024 and the first and third quarters of 2025, the operating loss ratios were below the 20% threshold at 14.4%, 16.6%, 12.9% and 10.3%, respectively. PrimeLending reported a HUD operating gain during the second quarter of 2025. During the first and second quarters of 2024, the GNMA leverage ratio was 5.56% and 4.41%, respectively. Including two $10 million capital infusions received by PrimeLending from its parent company, PlainsCapital Bank, in September and December 2024, the GNMA leverage ratio increased to 6.38% and 6.36% during the third and fourth quarters of 2024, respectively. During the three and nine months ended September 30, 2025, PrimeLending received additional capital infusions from PlainsCapital Bank totaling $5 million and $20 million, respectively, and the GNMA leverage ratio remained above the required 6% at 7.12%, 6.30% and 7.35% during the first, second and third quarters of 2025, respectively. Any of these trends requiring notification to GNMA and HUD have been reported to those entities, respectively. Such capital infusions are possible in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During the first quarter of 2024, the FNMA/FHLMC capital ratio exceeded the required 6%, however during the second quarter of 2024, the FNMA/FHLMC capital ratio decreased to 5.52%. During the third and fourth quarters of 2024 and the first, second and third quarters of 2025, the capital ratio, including the capital infusions previously noted, exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the first, second, third and fourth quarters of 2024, PrimeLending experienced four consecutive quarterly losses; the loss ratio during these periods were 37.5%, 28.9%, 23.9% and 13.7%, respectively. PrimeLending also recognized four consecutive quarterly losses during the first quarter of 2025, when the loss ratio was 10.5%. During the second quarter of 2025 PrimeLending reported an operating gain. PrimeLending reported a loss during the third quarter of 2025. Any of these trends requiring notification to FNMA and FHLMC have been reported to those entities, respectively.

The loss before income taxes decreased during the three and nine months ended September 30, 2025, compared with the same periods in 2024. The decreases were primarily the result of decreases in noninterest expense and net interest expense, partially offset by declines in noninterest income.

During 2022 and continuing through the fourth quarter of 2023, the average quarterly U.S. 10-Year Treasury Rate and mortgage interest rates increased significantly. During 2024 and the first nine months of 2025 both rates fluctuated modestly. More specifically average interest rates during the nine months ended September 30, 2025 were relatively flat compared to average interest rates during the same period in 2024. A modest decline in mortgage interest rates began during the third quarter of 2025. Refinancing volume as a percentage of total origination volume was higher during the three and nine months ended September 30, 2025 at 11.7% and 11.5%, respectively, as compared to 9.2% and 8.1%, respectively, during the same periods in 2024. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2025, as compared to 2024, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from buyers’ concerns regarding economic uncertainties and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2025, funded volume through ABAs was approximately 13% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to continue to approximate 15% of loan volume of the mortgage origination segment during the remainder of 2025.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025		2024			2025		2024
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2025 vs 2024	Amount	Total	Amount	Total	2025 vs 2024
Mortgage Loan Originations - units	7,042		7,270		(228)	19,849		20,119		(270)

Mortgage Loan Originations - volume:
Conventional	$1,293,905	56.34%	$1,434,323	62.16%	$(140,418)	$3,618,881	55.92%	$3,874,308	60.89%	$(255,427)
Government	510,060	22.21%	467,082	20.24%	42,978	1,469,009	22.70%	1,353,183	21.27%	115,826
Jumbo	130,990	5.70%	110,139	4.77%	20,851	406,171	6.28%	321,462	5.05%	84,709
Other	361,749	15.75%	295,919	12.83%	65,830	977,503	15.10%	814,294	12.79%	163,209
	$2,296,704	100.00%	$2,307,463	100.00%	$(10,759)	$6,471,564	100.00%	$6,363,247	100.00%	$108,317

Home purchases	$2,027,568	88.28%	$2,096,009	90.84%	$(68,441)	$5,724,818	88.46%	$5,850,106	91.94%	$(125,288)
Refinancings	269,136	11.72%	211,454	9.16%	57,682	746,746	11.54%	513,141	8.06%	233,605
	$2,296,704	100.00%	$2,307,463	100.00%	$(10,759)	$6,471,564	100.00%	$6,363,247	100.00%	$108,317

Texas	$667,828	29.08%	$692,919	30.03%	$(25,091)	$1,932,461	29.86%	$1,979,994	31.12%	$(47,533)
California	182,705	7.96%	183,239	7.94%	(534)	504,230	7.79%	499,387	7.85%	4,843
South Carolina	125,057	5.45%	112,023	4.85%	13,034	365,188	5.64%	336,242	5.28%	28,946
Missouri	96,581	4.21%	95,882	4.16%	699	277,242	4.28%	278,985	4.38%	(1,743)
New York	104,170	4.54%	115,987	5.03%	(11,817)	266,351	4.12%	269,159	4.23%	(2,808)
Florida	91,979	4.00%	77,800	3.37%	14,179	252,877	3.91%	242,934	3.82%	9,943
Ohio	83,036	3.62%	73,053	3.17%	9,983	214,041	3.31%	192,029	3.02%	22,012
Arizona	61,995	2.70%	76,291	3.31%	(14,296)	197,832	3.06%	203,943	3.21%	(6,111)
Washington	69,396	3.02%	68,010	2.95%	1,386	184,743	2.85%	180,112	2.83%	4,631
Massachusetts	44,486	1.94%	40,194	1.74%	4,292	131,628	2.03%	83,249	1.31%	48,379
All other states	769,471	33.48%	772,065	33.45%	(2,594)	2,144,971	33.14%	2,097,213	32.95%	47,758
	$2,296,704	100.00%	$2,307,463	100.00%	$(10,759)	$6,471,564	99.99%	$6,363,247	100.00%	$108,317

Mortgage Loan Sales - volume:
Third parties	$2,175,245	97.98%	$2,562,350	99.71%	$(387,105)	$5,949,350	97.53%	$6,079,164	98.71%	$(129,814)
Banking segment	44,881	2.02%	7,328	0.29%	37,553	150,621	2.47%	79,213	1.29%	71,408
	$2,220,126	100.00%	$2,569,678	100.00%	$(349,552)	$6,099,971	100.00%	$6,158,377	100.00%	$(58,406)

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

The mortgage origination segment’s total loan origination volume decreased 0.5% and increased 1.7% during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, while the loss before income taxes decreased 17.0% and 48.3% during the same periods, respectively. The decrease in loss before income taxes during the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to decreases in the loss on the change in the net fair value and related derivative activity related to interest rate lock commitments, loan held for sale and mortgage servicing rights assets. These positive changes were partially offset by unfavorable decreases in mortgage loan origination fees and other related income, net gains on sale of loans, and servicing fee income. The decrease during the nine months ended September 30, 2025, when compared to the same period in 2024, was primarily due to the receipt by PrimeLending of $9.5 million under multiple Settlement Agreements in April 2025. Additionally, contributing to the decrease were favorable decreases in the loss on change in the net fair value and related derivative activity associated with mortgage servicing rights assets, servicing fee expense and net interest expense. These positive changes were partially offset by unfavorable decreases in servicing fee income, and mortgage loan origination fees and other related income.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains from mortgage loan sales (basis points):
Loans sold to third parties (1)	226	218	224	219
Broker fee income (2)	13	6	11	7
Impact of loans retained by banking segment	(5)	—	(6)	(3)
As reported	234	224	229	223
Variable compensation as a percentage of total compensation	54.4%	55.9%	52.7%	52.0%
Mortgage servicing rights asset ($000's) (end of period) (3)			$12,273	$45,742
(1)	Net gains from mortgage loans sold to third parties reflects provisions for anticipated indemnification claims and penalties for early payoff of loans which had the effect of lowering such net gains from mortgage loans sold to third parties by 9 basis points and 7 basis points during the three months ended September 30, 2025 and 2024, respectively, and 10 basis points and 6 basis points during the nine months ended September 30, 2025 and 2024, respectively.
(2)	Broker fee income is earned by the mortgage origination segment for facilitating mortgage loan transactions between PrimeLending customers and third-party mortgage lenders when the requested loan products are not offered by PrimeLending.
(3)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit with the Bank, and related intercompany financing costs. Net interest expense decreased during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to a decline in the negative net interest margin.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net gains from sale of loans	$51,911	$57,456	$(5,545)	$139,555	$137,338	$2,217
Mortgage loan origination fees and other related income	24,849	32,119	(7,270)	76,038	92,955	(16,917)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(264)	(8,332)	8,068	8,356	6,975	1,381
Mortgage servicing rights asset	(603)	(5,473)	4,870	(1,151)	(18,628)	17,477
Servicing fees	715	4,152	(3,437)	2,318	20,849	(18,531)
Other	—	—	—	9,515	—	9,515
Total noninterest income	$76,608	$79,922	$(3,314)	$234,631	$239,489	$(4,858)

Net gains from sale of loans decreased 9.6% and increased 1.6%, while total loans sales volume decreased 13.6% and was relatively flat during the three and nine months ended September 30, 2025, respectively, compared with the same periods in 2024. During the three months ended September 30, 2025, the decrease in net gains from sales of loans was the result of a decrease in mortgage loan sale volume, partially offset by a slightly higher average loan sale margin, while during the nine months ended September 30, 2025 the slight increase was primarily related to a minimal increase in average loan sale margin as mortgage loan sale volume remained relatively flat.

Mortgage loan origination fees decreased 22.6% and 18.2% during the three and nine months ended September 30, 2025, respectively, compared with the same periods in 2024. During both periods, the decrease was primarily the result of a decrease in average mortgage loan origination fees, as loan origination volume remained relatively flat during the three and nine months ended September 30, 2025, compared to the same periods in 2024.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended September 30, 2025 and 2024 were $44.9 million and $7.3 million, respectively, and $150.6 million and $79.2 million during the nine months ended September 30, 2025 and 2024, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The slight decrease in net fair value of IRLCs and loans held for sale during the three months ended September 30, 2025, was the result of a decrease in the total volume of individual IRLCs and loans held for sale, which was almost entirely offset by an increase in the average value of individual IRLCs and loans held for sale during the period. The increase in net fair value of IRLCs and loans held for sale during the nine months ended September 30, 2025, was the result of increases in both the total volume of IRLCs and loans held for sale and in the average value of individual IRLCs and loans held for sale during the period.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and nine months ended September 30, 2025, PrimeLending retained servicing on approximately 16% and 9% of loans sold, compared with approximately 6% and 8% of loans sold during the same periods in 2024. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. During the three and nine months ended September 30, 2025, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $0.6 million and $1.2 million, respectively.

During the three and nine months ended September 30, 2024, the operating results of the mortgage origination segment were negatively impacted by decreases of $5.5 million and $18.6 million, respectively, in the net fair value of the MSR asset and the related derivatives. In addition to normal customer payments and customer payoffs, these changes were primarily driven by losses of $4.2 million and $12.3 million during the three and nine months ended September 30, 2024, respectively, to account for MSR valuation assumption changes, including prepayment and discount rates used as inputs to value the MSR asset, and differences between MSR carrying values and sales prices related to the sale of MSR assets. Fluctuations in the net fair value of the MSR asset driven by net changes in long-term U.S. Treasury bond rates and the related derivatives used to hedge the MSR during the respective periods resulted in net losses of $0.7 million and $3.0 million, respectively. During 2024, the mortgage origination segment sold aggregate MSR assets of $87.3 million, which represented $5.2 billion of its serviced loan volume at the time. During the first quarter of 2025, the mortgage origination segment expensed $0.8 million for amounts paid to the purchasers of these MSR assets for loans included in the sale which prepaid within a defined period of time outlined in the sale agreements. As of September 30, 2025, the mortgage origination segment serviced approximately $862.5 million of loan volume, valued at $12.3 million. PrimeLending does not currently expect the level of MSR assets to be significant in the short-term.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Variable compensation	$32,665	$33,862	$(1,197)	$92,473	$90,934	$1,539
Non-variable compensation and benefits	27,371	26,711	660	83,116	83,957	(841)
Segment operating costs	18,470	18,205	265	54,401	56,952	(2,551)
Lender paid closing costs	2,724	2,840	(116)	9,398	6,093	3,305
Servicing expense	561	2,605	(2,044)	1,799	12,131	(10,332)
Total noninterest expense	$81,791	$84,223	$(2,432)	$241,187	$250,067	$(8,880)

Total employees’ compensation and benefits accounted for the majority of noninterest expenses incurred during all periods presented. Historically, variable compensation comprises the majority of total employees’ compensation and benefits expenses. Variable compensation, which is primarily driven by loan origination volume, tends to fluctuate to a greater degree than loan origination volume, because mortgage loan originator and fulfillment employees incentive compensation plans are structured to pay at increasing rates as higher monthly volume tiers are achieved. However, certain other incentive compensation plans driven by non-mortgage production criteria may alter this trend.

While total loan origination volume decreased 0.5% and increased 1.7% during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, the aggregate non-variable compensation and benefits of the mortgage origination segment increased 2.5% and decreased 1.0%, respectively, during the same periods. During the third quarter of 2025, PrimeLending reduced a portion of its underwriting, loan fulfillment, operations, and corporate headcount to address current mortgage market production challenges. One-time severance expenses related to this reduction approximated $0.6 million. Anticipated annual savings associated with these reductions approximate $4.4 million. The slight increase in non-variable compensation during the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to the one-time severance payments and related payroll tax expense. The decrease in non-variable compensation and benefits during the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to a decrease in salaries associated with periodic reductions in underwriting and loan fulfillment, operations and corporate headcount as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. In addition, during the nine months ended September 30, 2025, compared to the same period in 2024, segment operating costs slightly decreased, while during the three months ended September 30, 2025, compared to the same period in 2024, segment operating costs were relatively flat.

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

Between January 1, 2016 and September 30, 2025, the mortgage origination segment sold mortgage loans totaling $139.1 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2016, it does not anticipate experiencing significant losses in the future on loans originated prior to 2016 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2016 and September 30, 2025 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$260,537	0.19%	$—	—%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	230,989	0.17%	26,718	0.02%
	$491,526	0.36%	$26,718	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the third quarter of 2025 and 2024, there were no adjustments made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At September 30, 2025 and December 31, 2024, the mortgage origination segment’s total indemnification liability reserve totaled $7.4 million and $8.1 million, respectively. The related provision for indemnification losses was $0.9 million and $0.9 million during the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2025	2024	2025 vs 2024	2025	2024	2025 vs 2024
Net interest income (expense)	$443	$(3,303)	$3,746	$(592)	$(9,560)	$8,968
Noninterest income	3,081	4,962	(1,881)	45,832	16,747	29,085
Noninterest expense	16,672	15,631	1,041	56,848	47,731	9,117
Income (loss) before income taxes	$(13,148)	$(13,972)	$824	$(11,608)	$(40,544)	$28,936

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, and industrial equipment manufacturing, with an aggregate carrying value of approximately $47 million at September 30, 2025.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and nine months ended September 30, 2025 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended September 30, 2025 and 2024 included recurring quarterly interest expense of $2.3 million on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”). Interest expense during the three months ended September 30, 2024 also included interest expense of $1.9 million and $0.8 million on our outstanding Senior Notes that were redeemed on January 15, 2025 and on our 2030 Subordinated Notes that were redeemed on May 15, 2025, respectively. Interest expense during the nine months ended September 30, 2025 and 2024 was $9.1 million and $15.0 million, respectively.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During the three months ended September 30, 2025, noninterest income included a gain of $1.1 million associated with the sale of operations by the merchant bank equity investment in the first quarter of 2025 and additional gains of $1.0 million associated with certain other merchant bank equity investments. During the nine months ended September 30, 2025, noninterest income reflected an updated preliminary pre-tax gain of $28.1 million ($21.8 million net of tax) related to the sale of operations associated with our aggregate interest in Moser Holdings, LLC, while during the three and nine months ended September 30, 2024, noninterest income included a pre-tax gain of $0.6 million and $5.3 million, respectively, associated with the sale of certain merchant bank equity investments.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three and nine months ended September 30, 2025, changes in noninterest expenses, compared to the same periods in 2024, were primarily due to changes associated with employees’ compensation and benefits driven by higher health benefits costs and variable compensation associated with the sale of our aggregate interest in Moser Holdings, LLC.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2025, as compared with December 31, 2024.

Securities Portfolio

At September 30, 2025, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2025	2024
Trading securities, at fair value
U.S. Treasury securities	$23	$2,553
U.S. government agencies:
Bonds	12,870	9,984
Residential mortgage-backed securities	93,518	35,440
Collateralized mortgage obligations	77,652	125,515
Other	22,920	19,877
Corporate debt securities	54,821	60,594
States and political subdivisions	282,762	244,076
Private-label securitized product	5,046	16,208
Other	24,822	10,669
	574,434	524,916
Securities available for sale, at fair value
U.S. Treasury securities	4,900	4,762
U.S. government agencies:
Bonds	75,252	111,868
Residential mortgage-backed securities	397,918	341,186
Commercial mortgage-backed securities	236,332	220,327
Collateralized mortgage obligations	665,076	657,600
Corporate debt securities	33,006	29,816
States and political subdivisions	31,128	30,990
	1,443,612	1,396,549
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	273,405	255,880
Commercial mortgage-backed securities	130,897	147,696
Collateralized mortgage obligations	272,574	257,230
States and political subdivisions	78,136	77,093
	755,012	737,899

Equity securities, at fair value	248	297
Total securities portfolio	$2,773,306	$2,659,661

We had net unrealized losses of $71.2 million and $101.9 million at September 30, 2025 and December 31, 2024, respectively, related to the available for sale investment portfolio, and net unrealized losses of $58.2 million and $88.0 million at September 30, 2025 and December 31, 2024, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.2 million at September 30, 2025 and December 31, 2024, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2025, the banking segment’s securities portfolio of $2.2 billion was comprised of trading securities of $37 thousand, available for sale securities of $1.4 billion, held to maturity securities of $755.0 million and equity securities of $0.2 million, in addition to $10.9 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $574.4 million at September 30, 2025. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $65.1 million at September 30, 2025.

Corporate

At September 30, 2025, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $33.0 million and other assets of $14.5 million within the consolidated balance sheet.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2025. In addition, as of September 30, 2025, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2025.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	September 30,	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$2,066,189	$1,921,691
Owner occupied	1,527,261	1,435,945
Commercial and industrial	1,483,892	1,541,940
Construction and land development	917,418	866,245
1-4 family residential	1,876,517	1,792,602
Consumer	30,486	28,410
Broker-dealer	325,431	363,718
Loans held for investment, gross	8,227,194	7,950,551
Allowance for credit losses	(95,168)	(101,116)
Loans held for investment, net of allowance	$8,132,026	$7,849,435

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.6 billion and $8.3 billion at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $796.5 million was drawn. At December 31, 2024, amounts drawn on the available warehouse lines of credit was $0.8 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at September 30, 2025, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2025 (in thousands). There have not been changes in the real estate loan portfolio since December 31, 2024 that would significantly impact the banking segment’s geographic loan concentration risk.

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$157,349	$219,088	$20,357	$14,549	$21,117	$6,881	$60,777	$6,811	$506,929
Retail	158,547	73,964	26,412	30,530	22,589	6,692	29,280	7,982	355,996
Hotel/Motel	55,132	12,404	27,453	16,773	85	—	14,427	18,330	144,604
Multifamily	97,153	50,542	37,990	45,315	47,196	33,969	54,408	22,713	389,286
Industrial	166,241	59,705	6,277	4,562	3,791	551	16,362	5,149	262,638
All other	136,117	65,251	24,823	6,930	28,818	54,558	73,385	16,854	406,736
	$770,539	$480,954	$143,312	$118,659	$123,596	$102,651	$248,639	$77,839	$2,066,189
Owner occupied:
Office	$153,399	$85,233	$25,378	$15,770	$33,332	$8,402	$20,120	$2,701	$344,335
Retail	11,389	14,738	2,438	910	1,418	1,143	6,040	914	38,990
Industrial	207,328	42,995	35,551	11,516	20,281	7,355	33,743	41,614	400,383
All other	350,936	112,303	72,106	23,464	46,327	25,637	91,772	21,008	743,553
	$723,052	$255,269	$135,473	$51,660	$101,358	$42,537	$151,675	$66,237	$1,527,261
Total commercial real estate loans	$1,493,591	$736,223	$278,785	$170,319	$224,954	$145,188	$400,314	$144,076	$3,593,450

At September 30, 2025, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 45.5%, 23.7% and 11.6%, respectively, of the banking segment’s total loans held for investment at September 30, 2025. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2025.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At September 30, 2025, the Bank’s energy loan exposure was approximately $87 million of loans held for investment with unfunded commitment balances of approximately $25 million. The allowance for credit losses on the Bank’s energy portfolio was $0.7 million, or 0.7% of loans held for investment at September 30, 2025.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	September 30, 2025
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$988,001	$844,094	$234,094	$—	$2,066,189
Owner occupied	477,875	625,269	415,771	8,346	1,527,261
Commercial and industrial	1,908,120	316,084	58,410	—	2,282,614
Construction and land development	820,582	80,958	15,103	775	917,418
1-4 family residential	228,179	757,364	201,615	689,359	1,876,517
Consumer	19,781	10,650	49	6	30,486
Total	$4,442,538	$2,634,419	$925,042	$698,486	$8,700,485

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
September 30, 2025	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$953,024	$125,164	$1,078,188
Owner occupied	849,026	200,360	1,049,386
Commercial and industrial	326,267	48,227	374,494
Construction and land development	76,550	20,286	96,836
1-4 family residential	940,706	707,632	1,648,338
Consumer	10,705	—	10,705
Total	$3,156,278	$1,101,669	$4,257,947

In the table above, floating interest rate loans totaling $211.2 million as of September 30, 2025 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $325.3 million and $363.7 million at September 30, 2025 and December 31, 2024, respectively. This decrease from December 31, 2024 to September 30, 2025 was primarily attributable to a decrease of $82.1 million, or 55%, in receivables from correspondents, partially offset by an increase of $44.2 million, or 21%, in customer margin accounts.

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

	September 30,	December 31,
	2025	2024
Loans held for sale:
Unpaid principal balance	$774,759	$802,987
Fair value adjustment	17,023	6,795
	$791,782	$809,782
IRLCs:
Unpaid principal balance	$695,658	$384,528
Fair value adjustment	10,547	2,942
	$706,205	$387,470

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2025 and December 31, 2024 were $1.1 billion and $932.6 million, respectively, while the related estimated fair values were ($0.6) million and $6.4 million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of September 30, 2025, we utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in September 2025. During our previous quarterly macroeconomic assessment as of June 30, 2025, we utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2025. Management determined it appropriate to utilize the baseline macroeconomic scenario as of September 30, 2025 given the combination of the ongoing resilience of the U.S. economy, the weakening of the job market and the potential impact of tariffs best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast and based on the single macroeconomic scenario selected for respective period, to determine our best estimate of expected credit losses.

		As of
		September 30,	June 30,	March 31,	December 31,	September 30,
		2025	2025	2025	2024	2024
GDP growth rates:
	Q3 2024					2.0%
	Q4 2024				2.6%	1.3%
	Q1 2025			1.2%	1.2%	1.2%
	Q2 2025		1.9%	1.1%	1.0%	1.5%
	Q3 2025	1.8%	0.6%	1.1%	0.3%	1.5%
	Q4 2025	0.8%	1.4%	0.8%	0.6%	1.5%
	Q1 2026	1.4%	1.5%	0.8%	0.9%	1.5%
	Q2 2026	1.6%	1.4%	1.4%	0.9%
	Q3 2026	1.6%	1.5%	1.9%
	Q4 2026	1.6%	1.7%
	Q1 2027	1.7%

Unemployment rates:
	Q3 2024					4.3%
	Q4 2024				4.2%	4.4%
	Q1 2025			4.1%	4.4%	4.7%
	Q2 2025		4.2%	4.2%	4.6%	4.9%
	Q3 2025	4.4%	4.3%	4.6%	4.9%	5.2%
	Q4 2025	4.4%	4.3%	5.0%	5.1%	5.2%
	Q1 2026	4.4%	4.5%	5.3%	5.2%	5.1%
	Q2 2026	4.6%	4.7%	5.5%	5.1%
	Q3 2026	4.7%	4.8%	5.4%
	Q4 2026	4.8%	4.8%
	Q1 2027	4.7%

As of September 30, 2025, our U.S. economic forecast assumes real GDP will remain below trend in the near term as tariffs weigh on the economy’s growth. The changes in real GDP on an annual average basis are 1.8% in 2025 and 1.5% in 2026. The unemployment rate increases over the next quarters and reaches a peak of 4.8% in the fourth quarter of 2026 before slowly receding. Monetary policy eases, and the Federal Reserve lowers the federal funds rate to 4.0% by year end 2025 and to 3.0% by year end 2026. Vacancy rates for certain commercial real estate sectors remain elevated, and the interest rate outlook challenges the recovery.

Since December 31, 2024, we updated our U.S. economic outlook to reflect our expectations of a period of below trend economic growth in the near term. Economic activity rebounded in the second quarter. Real GDP grew 3.3% annualized in the second quarter following a 0.5% decline in the first quarter. Job gains have slowed, and the unemployment rate increased to 4.3% in the third quarter. The Federal Reserve has resumed rate cuts in response to the weakening labor market. Trade policy changes add uncertainty to the outlook.

During the three months ended September 30, 2025, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment, partially offset by a build in the allowance related to specific reserves, since the prior quarter. The reversal of credit losses during the nine months ended September 30, 2025 was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and net charge-offs, partially offset by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration. Specific to the Bank, the net impact to the allowance of changes associated with collectively evaluated loans during the three and nine months ended September 30, 2025 included a reversal of credit losses of $7.2 million and $8.6 million, respectively, while individually evaluated loans during the three and nine months ended September 30, 2025 included a provision for credit losses of $4.6 million and $8.0 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the

Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter, as well as the economic scenario change during the second quarter of 2025. The changes in the allowance during the three and nine months ended September 30, 2025 were also impacted by net charge-offs of $0.3 million and $5.4 million, respectively.

As noted above, the combined net impact to the allowance of changes associated with individually and collectively evaluated loans have resulted in a net decrease in the allowance at September 30, 2025, compared to December 31, 2024. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.25% and 1.37% as of September 30, 2025 and December 31, 2024, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at September 30, 2025, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic forecast could adversely impact borrower cash flows and result in increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings and auto note financing, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

cv
			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
September 30, 2025	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$2,066,189	$28,716	1.39%
Owner occupied (2)	1,527,261	30,576	2.00%
Commercial and industrial (3)	1,203,160	22,612	1.88%
Construction and land development (4)	917,418	7,356	0.80%
Total commercial loans	5,714,028	89,260	1.56%

1-4 family residential	1,876,517	5,201	0.28%
Consumer	30,486	438	1.44%
Total retail loans	1,907,003	5,639	0.30%

Total commercial and retail loans	7,621,031	94,899	1.25%

Broker-dealer	325,431	129	0.04%
Mortgage warehouse lending	280,732	140	0.05%
Total loans held for investment	$8,227,194	$95,168	1.16%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At September 30, 2025, the office, retail and hotel/motel loans held for investment balances of approximately $507 million, $356 million and $145 million, respectively, had an allowance for credit losses of approximately $12 million, $3 million and $1 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.3%, 0.7% and 1.0%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At September 30, 2025, the industrial and office loans held for investment balances of approximately $400 million and $344 million, respectively, had an allowance for credit losses of approximately $8 million and $7 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.0% and 2.1%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At September 30, 2025, the auto note financing loans held for investment balance of approximately $71 million had an allowance for credit losses of approximately $6 million, and an allowance for credit losses as a percentage of total loans held for investment of 8.5%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At September 30, 2025, the retail and office loans held for investment balances of approximately $79 million and $28 million, respectively, had an allowance for credit losses of approximately $0.5 million and $0.5 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 0.7% and 1.8%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of September 30, 2025, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the impacts of tariffs on the economy will be less than expected and the economic impacts from international armed conflicts recede faster than expected. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow 4.5% in the fourth quarter of 2025, 3.2% in the first quarter of 2026, 3.1% in the second quarter of 2026, and 3.0% in the third quarter of 2026. Average unemployment rates are expected to decline to 3.9% by the fourth quarter of 2025 and to 3.6% by the first quarter of 2026 before reverting to historical data. Rates remain higher than in the baseline forecast due to stronger growth and slightly higher inflation, and the federal funds rate is lowered to 4.0% by the fourth quarter of 2025 and to 3.1% by the fourth quarter of 2026.

Compared to our economic forecast, the downside scenario assumes the combination of tariffs, reciprocal tariffs, and rising inflation causes the economy to fall into recession in the fourth quarter of 2025. Real GDP is expected to decrease 3.0% in the fourth quarter of 2025, 3.2% in the first quarter of 2026, and 3.9% in the second quarter of 2026. Average unemployment rates are expected to increase to 6.0% by the fourth quarter of 2025 and to 8.4% by the fourth quarter of 2026 and then revert back to historical average rates over time. The Federal Reserve increases the federal funds rate to control rising inflation to a 4.8% target by the first quarter of 2026 and then reduces it to support the economy to a 2.5% target by the fourth quarter of 2026.

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

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $62 million or a weighted average expected loss rate of 2.0% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loans Held for Investment:
Balance, beginning of period	$97,961	$115,082	$101,116	$111,413
Provision for (reversal of) credit losses	(2,511)	(1,270)	(513)	6,793
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—	—	—
Owner occupied	1	13	19	28
Commercial and industrial	100	888	371	1,682
Construction and land development	68	—	68	2
1-4 family residential	8	5	28	109
Consumer	41	37	103	120
Broker-dealer	—	—	—	—
Total recoveries	218	943	589	1,941
Loans charged off:
Commercial real estate:
Non-owner occupied	—	—	918	1,647
Owner occupied	—	—	—	—
Commercial and industrial	432	3,772	4,607	7,370
Construction and land development	5	—	274	—
1-4 family residential	1	—	1	1
Consumer	62	65	224	211
Broker-dealer	—	—	—	—
Total charge-offs	500	3,837	6,024	9,229
Net recoveries (charge-offs)	(282)	(2,894)	(5,435)	(7,288)
Balance, end of period	$95,168	$110,918	$95,168	$110,918

Average loans held for investment for the period	$8,103,557	$8,024,771	$8,023,276	$7,918,156
Total loans held for investment (end of period)			$8,227,194	$7,979,630

Loans Held for Sale:
Average loans held for sale for the period	$905,623	$990,902	$846,868	$909,446
Total loans held for sale (end of period)			$849,357	$933,724

Selected Credit Metrics:
Net recoveries (charge-offs) to average total loans held for investment (1)	(0.01)%	(0.14)%	(0.09)%	(0.12)%
Non-accrual loans:
Loans held for investment (end of period)			$65,534	$87,741
Loans held for sale (end of period)			$2,719	$3,445
Non-accrual loans to total loans (end of period)			0.75%	1.02%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)			1.05%	1.24%
Total loans held for investment (end of period)			1.16%	1.39%
Total non-accrual loans (end of period)			139.43%	121.64%
Non-accrual loans held for investment (end of period)			145.22%	126.42%
(1)	Net recoveries (charge-offs) to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following tables for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment decreased by $18.9 million from December 31, 2024 to September 30, 2025. This decrease was primarily due to decreases in commercial and industrial loans of $17.6 million and commercial real estate non-owner occupied loans of $3.2 million, partially offset by an increase in 1-4 family residential loans of $2.7 million.

The following tables present additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended September 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$28,716	$—	$2,036,635	—%
Owner occupied	30,576	1	1,493,790	0.00%
Commercial and industrial	22,752	(332)	1,456,797	(0.09)%
Construction and land development	7,356	63	892,779	0.03%
1-4 Family Residential	5,201	7	1,865,549	0.00%
Consumer	438	(21)	27,769	(0.30)%
Broker-Dealer	129	—	330,238	—%
Total	$95,168	$(282)	$8,103,557	(0.01)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Nine Months Ended September 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$28,716	$(918)	$1,994,931	(0.06)%
Owner occupied	30,576	19	1,464,054	0.00%
Commercial and industrial	22,752	(4,236)	1,475,697	(0.38)%
Construction and land development	7,356	(206)	879,576	(0.03)%
1-4 Family Residential	5,201	27	1,846,900	0.00%
Consumer	438	(121)	25,642	(0.63)%
Broker-Dealer	129	—	336,476	—%
Total	$95,168	$(5,435)	$8,023,276	(0.09)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended September 30, 2024	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$32,330	$—	$1,955,370	—%
Owner occupied	34,378	13	1,451,345	0.00%
Commercial and industrial	28,308	(2,884)	1,621,653	(0.71)%
Construction and land development	7,924	—	864,762	—%
1-4 Family Residential	7,161	5	1,781,483	0.00%
Consumer	580	(28)	24,044	(0.46)%
Broker-Dealer	237	—	326,114	—%
Total	$110,918	$(2,894)	$8,024,771	(0.14)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Nine Months Ended September 30, 2024	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$32,330	$(1,647)	$1,950,152	(0.11)%
Owner occupied	34,378	28	1,452,869	0.00%
Commercial and industrial	28,308	(5,688)	1,612,060	(0.47)%
Construction and land development	7,924	2	912,211	0.00%
1-4 Family Residential	7,161	108	1,772,431	0.01%
Consumer	580	(91)	24,020	(0.51)%
Broker-Dealer	237	—	194,413	—%
Total	$110,918	$(7,288)	$7,918,156	(0.12)%

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

	September 30, 2025		December 31, 2024
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$28,716	25.11%	$29,310	24.17%
Owner occupied	30,576	18.56%	33,112	18.06%
Commercial and industrial	22,752	18.04%	25,609	19.39%
Construction and land development	7,356	11.15%	7,161	10.90%
1-4 family residential	5,201	22.81%	5,327	22.55%
Consumer	438	0.37%	547	0.36%
Broker-dealer	129	3.96%	50	4.57%
Total	$95,168	100.00%	$101,116	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2025	2025	2025	2024	2024
Commercial real estate:
Non-owner occupied	$28,716	$27,837	$34,703	$29,310	$32,330
Owner occupied	30,576	34,154	35,370	33,112	34,378
Commercial and industrial	22,752	23,015	23,350	25,609	28,308
Construction and land development	7,356	7,341	7,291	7,161	7,924
1-4 family residential	5,201	5,057	4,988	5,327	7,161
Consumer	438	538	479	547	580
Broker-dealer	129	19	16	50	237
	$95,168	$97,961	$106,197	$101,116	$110,918

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$9,114	$8,585	$7,918	$8,876
Other noninterest expense	(1,302)	(153)	(106)	(444)
Balance, end of period	$7,812	$8,432	$7,812	$8,432

During the three and nine months ended September 30, 2025, the decreases in the reserve for unfunded commitments were primarily due to decreases in expected loss rates, partially offset by an increase in commitment balances. During the three and nine months ended September 30, 2024, the decreases in the reserve for unfunded commitments were primarily due to decreases in commitment balances.

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

At September 30, 2025, we had $119.3 million of potential problem loans, compared to $166.9 million at December 31, 2024. Our potential problem loans designated as substandard accrual at September 30, 2025 and December 31, 2024, totaled $119.3 million and $152.6 million, respectively. The decrease from December 31, 2024 to September 30, 2025 was primarily attributable to decreases in commercial real estate non-owner occupied loans, commercial and industrial loans, construction and land development loans and 1-4 family residential loans, partially offset by an increase in commercial real estate owner occupied loans. Of the $119.3 million of potential problem loans designated as substandard accrual at September 30, 2025, $47.9 million, $30.9 million and $18.4 million were associated with commercial real estate owner occupied loans, commercial real estate non-owner occupied loans and commercial and industrial loans, respectively, compared to $37.3 million, $48.4 million and 35.2 million, respectively, at December 31, 2024.

There were no potential problem loans designated as special mention at September 30, 2025, compared with four credit relationships totaling $14.2 million at December 31, 2024.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2025	2024	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$3,969	$7,166	$(3,197)
Owner occupied	7,119	6,092	1,027
Commercial and industrial	41,457	59,025	(17,568)
Construction and land development	1,007	3,003	(1,996)
1-4 family residential	14,701	12,863	1,838
Consumer	—	—	—
Broker-dealer	—	—	—
Non-accrual loans	$68,253	$88,149	$(19,896)

Non-accrual loans as a percentage of total loans	0.75%	1.00%	(0.25)%

Other real estate owned	$8,289	$2,848	$5,441

Other repossessed assets	$—	$98	$(98)

Non-performing assets	$76,542	$91,095	$(14,553)

Non-performing assets as a percentage of total assets	0.49%	0.56%	(0.07)%

Loans past due 90 days or more and still accruing	$28,388	$22,090	$6,298

At September 30, 2025, non-accrual loans included 29 commercial and industrial relationships with loans secured by finance company notes receivable, accounts receivable, inventory and equipment. Commercial and industrial non-accrual loans decreased by $17.6 million from December 31, 2024 to September 30, 2025 primarily due to principal paydowns and the reclassification of a single non-accrual loan from commercial and industrial loans to commercial real estate non-owner occupied loans. Non-accrual loans at September 30, 2025 also included $2.7 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2024, non-accrual loans included 27 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2024 also included $3.7 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) increased from December 31, 2024 to September 30, 2025, primarily due to additions totaling $7.5 million, partially offset by disposals and valuation adjustments totaling $2.1 million. At both September 30, 2025 and December 31, 2024, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing competitive pressures and the reallocation of funds from noninterest-bearing to interest-bearing accounts. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended September 30, 2025 was 3.14%, compared to 3.18% during the three months ended June 30, 2025 and 3.94% during the three months ended September 30, 2024.

Given the cumulative 125-basis point decrease in interest rates since September 2024 and current deposit levels, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 70%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 52%. We expect that the Bank’s cost related to interest-bearing deposits during 2025 to continue to be driven by various factors, including competition as well as economic and market area factors.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,
	2025		2024
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,722,478	0.00%	$2,834,140	0.00%
Interest-bearing deposits:
Demand	6,492,189	2.82%	6,244,342	3.55%
Savings	228,398	1.00%	241,405	1.19%
Time	1,232,148	3.84%	1,218,096	4.37%
	7,952,735	2.93%	7,703,843	3.61%
Total deposits	$10,675,213	2.18%	$10,537,983	2.64%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at September 30, 2025, compared with approximately $15 million at December 31, 2024. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At September 30, 2025, total estimated uninsured deposits were $5.7 billion, or approximately 54% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $592.1 million and internal accounts of $370.2 million, were $4.8 billion, or approximately 45% of total deposits. Total estimated uninsured deposits were $5.7 billion, or approximately 52% of total deposits, as of December 31, 2024.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of September 30, 2025 (in thousands).

Months to maturity:
3 months or less	$160,555
3 months to 6 months	56,822
6 months to 12 months	64,537
Over 12 months	71,578
$353,492

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	September 30, 2025		December 31, 2024
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$680,979	4.16%	$834,023	4.64%
Notes payable	148,530	6.82%	347,667	4.22%
	$829,509	4.66%	$1,181,690	4.52%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at September 30, 2025, compared with December 31, 2024, primarily reflected decreases in federal funds purchased by the banking segment, partially offset by increases in securities sold under agreements to repurchase and commercial paper by the broker-dealer segment. Notes payable at September 30, 2025 was comprised of the 2035 Subordinated Notes, net of origination fees, of $148.5 million, while notes payable at December 31, 2024 included the Senior Notes, net of origination fees, of $149.7 million that were redeemed on January 15, 2025, the 2030 Subordinated Notes, net of origination fees, of $49.6 million that were redeemed on May 15, 2025, and the 2035 Subordinated Notes, net of origination fees, of $148.4 million.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At September 30, 2025, Hilltop had $230.7 million in cash and cash equivalents, a decrease of $189.8 million from $420.5 million at December 31, 2024. This decrease in cash and cash equivalents was primarily due to cash outflows from the redemption of our Senior Notes and 2030 Subordinated Notes, $123.2 million in stock repurchases, $34.4 million in cash dividends declared and other general corporate expenses, partially offset by the receipt of $190.9 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

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

Dividend Declaration

On October 23, 2025, our board of directors declared a quarterly cash dividend of $0.18 per common share, payable on November 21, 2025 to all common stockholders of record as of the close of business on November 7, 2025.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. In July 2025, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $135.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. Furthermore, in October 2025, the Hilltop Board of Directors authorized an increase to the aggregate amount of common stock that Hilltop may repurchase under stock repurchase program to $185.0 million, an increase of $50.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2025, Hilltop paid $123.2 million to repurchase an aggregate of 3,905,210 shares of our common stock at an average price of $31.56 per share pursuant to the stock repurchase program. As a result of share repurchases during 2025, Hilltop has approximately $62 million of available share repurchase capacity through the expiration of the 2025 stock repurchase program in January 2026.

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

The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At September 30, 2025, $150.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at September 30, 2025 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital
			Requirements Including	To Be Well
	September 30, 2025		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,323,271	10.74%	4.0%	5.0%
Hilltop	2,002,487	13.13%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,323,271	14.81%	7.0%	6.5%
Hilltop	2,002,487	20.33%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,323,271	14.81%	8.5%	8.0%
Hilltop	2,002,487	20.33%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,426,122	15.96%	10.5%	10.0%
Hilltop	2,255,467	22.90%	10.5%	N/A

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

	September 30,	December 31,
	2025	2024
FHLB capacity	$4,304	$4,284
Investment portfolio (available)	1,202	1,397
Fed deposits (excess daily requirements)	1,036	2,053
	$6,542	$7,734

During the third quarter of 2025, our overall deposit costs decreased, primarily due to lower rates on interest-bearing deposits and certain customers moving funds out of our higher yielding deposit products. This cost reduction was partially offset by competitive pressures and the reallocation of funds from noninterest-bearing to interest-bearing accounts. We are continuing to actively manage our overall deposit funding costs and anticipate potential opportunities to further lower interest-bearing deposit rates. Future decisions on the cost of deposits will continue to be influenced by various factors including, but not limited to competitive pressures, broader economic conditions, the recent 25-basis point decrease in the target range for the federal funds rate in September 2025, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. At September 30, 2025, the Bank also accessed and included approximately $325 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop, Hilltop Securities and PrimeLending, collectively accounted for 15.10% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.40% of the Bank’s total deposits at September 30, 2025. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers rely on their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables to finance their assets and operations, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. At September 30, 2025, Hilltop Securities had no outstanding short-term borrowings under its credit arrangements or under its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs. The Series 2019-2 CP Notes are issued in maximum aggregate amounts of $200 million. The CP Series 2024-1 CP Notes were initiated in December 2024 with the first issuances under this new program occurring in the first quarter of 2025. With these first issuances, there were no future issuances allowed under the Series 2019-1 CP Notes program. The final maturity of the Series 2019-1 CP Notes occurred on October 8, 2025. Prior to this final maturity, the Series 2019-1 and Series 2024-1 CP notes were managed as a single program with a maximum aggregate amount of $300 million. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of September 30, 2025, the weighted average maturity of the CP Notes was 142 days at a rate of 4.73% with a weighted average remaining life of 74 days. At September 30, 2025, the aggregate amount outstanding under these secured arrangements was $249.0 million, which was collateralized by securities held for Hilltop Securities accounts valued at $274.5 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $765.9 million was drawn at September 30, 2025. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at September 30, 2025.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At September 30, 2025, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $30.7 million.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2025 and outstanding financial and performance standby letters of credit of $72.1 million at September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2025 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2024 Form 10-K, except as discussed below.

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

	September 30, 2025
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,526,991	$1,321,509	$1,734,825	$686,562	$413,911	$8,683,798
Securities	380,016	230,921	467,698	368,918	848,312	2,295,865
Federal funds sold and securities purchased under agreements to resell	2,103,870	—	—	—	—	2,103,870
Other interest sensitive assets	7,071	—	—	—	29,858	36,929
Total interest sensitive assets	7,017,948	1,552,430	2,202,523	1,055,480	1,292,081	13,120,462

Interest sensitive liabilities:
Interest bearing checking	$6,492,832	$—	$—	$—	$—	$6,492,832
Savings	227,453	—	—	—	—	227,453
Time deposits	618,040	470,161	68,923	47,055	—	1,204,179
Notes payable and other borrowings	209,192	36	125	184	933	210,470
Total interest sensitive liabilities	7,547,517	470,197	69,048	47,239	933	8,134,934

Interest sensitivity gap	$(529,569)	$1,082,233	$2,133,475	$1,008,241	$1,291,148	$4,985,528

Cumulative interest sensitivity gap	$(529,569)	$552,664	$2,686,139	$3,694,380	$4,985,528

Percentage of cumulative gap to total interest sensitive assets	(4.04)%	4.21%	20.47%	28.16%	38.00%

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

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
September 30, 2025
	+200	$37,630	8.86%	$159,344	9.68%
	+100	$19,351	4.56%	$96,283	5.85%
	-50	$(9,616)	(2.26)%	$(73,087)	(4.44)%
	-100	$(16,648)	(3.92)%	$(160,466)	(9.75)%
	-200	$(19,109)	(4.50)%	$(349,845)	(21.26)%
December 31, 2024
	+200	$47,270	11.49%	$170,230	10.84%
	+100	$24,101	5.86%	$99,348	6.33%
	-50	$(11,409)	(2.77)%	$(70,531)	(4.49)%
	-100	$(21,983)	(5.34)%	$(149,355)	(9.51)%
	-200	$(28,730)	(6.99)%	$(337,987)	(21.53)%

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

	September 30, 2025
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$6,257	$38,610	$31,614	$206,281	$282,762
U.S. government and government agency obligations	7,449	(15,357)	14,363	144,820	151,275
Corporate obligations	2,559	9,489	3,658	34,713	50,419
Total debt securities	16,265	32,742	49,635	385,814	484,456
Corporate equity securities	—	—	—	—	—
Other	24,822	—	—	—	24,822
	$41,087	$32,742	$49,635	$385,814	$509,278

Weighted average yield
Municipal obligations	4.98%	3.73%	4.12%	5.20%	4.88%
U.S. government and government agency obligations	3.76%	3.69%	0.66%	6.18%	5.23%
Corporate obligations	4.40%	4.76%	6.19%	5.73%	5.36%

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

Consolidated

At September 30, 2025, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $150 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
September 30, 2025
	+200	$46,009	10.26%
	+100	$23,512	5.24%
	-50	$(11,523)	(2.57)%
	-100	$(22,784)	(5.08)%
	-200	$(38,449)	(8.57)%
December 31, 2024
	+200	$28,818	6.56%
	+100	$13,560	3.09%
	-50	$(26,356)	(6.00)%
	-100	$(46,457)	(10.58)%
	-200	$(59,571)	(13.57)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2025	104,811	$29.76	104,811	$63,739,514
August 1 - August 31, 2025	1,346,914	32.04	1,346,914	20,587,229
September 1 - September 30, 2025	249,549	35.01	249,549	11,850,563
Total	1,701,274	$32.33	1,701,274
(1)	In January 2025, our board of directors authorized a new stock repurchase program through January 2026, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock. In July 2025, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $135.0 million. Furthermore, in October 2025, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $185.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

None of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2025.

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

** Furnished herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HILLTOP HOLDINGS INC.

Date: October 24, 2025	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)