Form 10-K
period 2025-12-31
Hilltop Holdings Inc.
filed 2026-02-13
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold on the New York Stock Exchange on June 30, 2025, was approximately $1.25 billion. For the purposes of this computation, all officers, directors and 10% stockholders are considered affiliates. The number of shares of the registrant’s common stock outstanding at February 12, 2026 was 59,449,557.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement pertaining to the 2026 Annual Meeting of Stockholders, filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A, is incorporated herein by reference into Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included in this Annual Report that address results or developments that we expect or anticipate will or may occur in the future, and statements that are preceded by, followed by or include, words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “might,” “plan,” “probable,” “projects,” “seeks,” “should,” “target,” “view” or “would” or the negative of these words and phrases or similar words or phrases, including statements related to our objectives and business strategy, expectations concerning our financial condition, our revenue, the sufficiency of our liquidity and sources of funding, assumptions with relating to market trends, operations and business, taxes, information technology expenses, the impact of cybersecurity incidents, capital levels, mortgage servicing rights (“MSR”) assets, stock repurchases, dividend payments, expectations concerning mortgage loan origination volume, servicer advances and interest rate compression, expected levels of refinancing as a percentage of total loan origination volume, projected losses on mortgage loans originated, total expenses, the effects of government regulation applicable to our operations, the impact of macroeconomic conditions, the appropriateness of, and changes in, our allowance for credit losses and provision for (reversal of) credit losses, expected future benchmarks rates, anticipated investment yields, our expectations regarding accretion of discount on loans in future periods, the collectability of loans, and the outcome of litigation are forward-looking statements.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us at the time of this Annual Report. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us, including the risks and uncertainties identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. “Risk Factors” in this Annual Report and in our other filings with the SEC. If any of these events or risks or uncertainties occur, our business, business plan, financial condition, liquidity and results of operations may vary materially from those results expressed in our forward-looking statements. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report except to the extent required by law.

RISK FACTOR SUMMARY

The following is a summary of material risks we are exposed to in the course of our business activities and which could have an adverse effect on our business or consolidated results of operations or financial condition. We caution that the following list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. This summary does not contain all of the information that may be important to you and should be read together with the more detailed discussion of risks within Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein.

Risks Related to our Business

●	Our allowances for credit losses for loans and debt securities may prove inadequate, or we may be negatively affected by credit risk exposures. Also, future additions to our allowance for credit losses will reduce our future earnings.
●	Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material effect on the Company’s operations.
●	Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.
●	Our banking segment is subject to risk arising from conditions in the commercial real estate market and may be adversely affected by weaknesses in the commercial real estate market.
●	Our business and results of operations may be adversely affected by unpredictable economic, market and business conditions.
●	Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.
●	Inflationary pressures and rising prices may affect our results of operations and financial condition.
●	Our mortgage origination business is subject to fluctuations based upon seasonal and other factors and, as a result, our results of operations for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
●	We are heavily reliant on technology, and a failure to effectively implement new technological solutions or enhancements to existing systems or platforms could adversely affect our business operations and the financial results of our operations.
●	Our geographic concentration may magnify the adverse effects and consequences of any regional or local economic downturn.
●	An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.
●	Our risk management processes may not fully identify and mitigate exposure to the various risks that we face, including interest rate, credit, liquidity and market risk.
●	Our hedging strategies may not be successful in mitigating our exposure to interest rate risk.
●	Our bank lending, margin lending, stock lending, securities trading and execution and mortgage purchase businesses are all subject to credit risk.
●	We depend on our computer and communications systems and an interruption in service would negatively affect our business.
●	Climate change and certain regulations and responses thereto could adversely affect our business and performance, including indirectly through impacts on our customers.
●	We are heavily dependent on dividends from our subsidiaries.
●	Our broker-dealer business is subject to various risks associated with the securities industry.
●	Market fluctuations could adversely impact our broker-dealer business.
●	Our investment advisory business may be affected if our investment products perform poorly.
●	Our existing correspondents may choose to perform their own clearing services or move their clearing business to one of our competitors or exit the business.

●	Several of our broker-dealer segment’s product lines rely on favorable tax treatment, and changes in federal tax law could impact the attractiveness of these products to our customers.
●	Our mortgage origination segment is subject to investment risk on loans that it originates.
●	If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.
●	We ultimately may write-off goodwill and other intangible assets resulting from business combinations.
●	The value of our mortgage servicing rights portfolio fluctuates due to changes in interest rates, which may increase the volatility of our earnings.
●	The accuracy of our financial statements and related disclosures could be affected if we are exposed to actual conditions different from the judgments, assumptions or estimates used in our critical accounting estimates.
●	We are dependent on our management team, and the loss of members of our existing management team or other key employees could impair our relationship with customers and adversely affect our business and financial results.
●	We are subject to losses due to fraudulent and negligent acts.
●	Negative publicity regarding us, or financial institutions in general, could damage our reputation and adversely impact our business and results of operations.
●	We are subject to legal claims and litigation, including potential securities law liabilities, any of which could have a material adverse effect on our business.

Risks Related to Our Indebtedness

●	Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.
●	We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
●	A reduction in our credit rating could adversely affect us or the holders of our securities.
●	The indenture governing the 2035 Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.

Legal and Regulatory Risks

●	We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
●	We may be subject to more stringent capital requirements in the future.
●	The CFPB has issued “ability-to-repay” and “qualified mortgage” rules that may have a negative impact on our loan origination process and foreclosure proceedings, which could adversely affect our business, operating results, and financial condition.

Risks Related to Our Common Stock

●	We may issue shares of preferred stock or additional shares of common stock to complete an acquisition or effect a combination or under an employee incentive plan after consummation of an acquisition or business combination, which would dilute the interests of our stockholders and likely present other risks.
●	Our common stock price may experience substantial volatility, which may affect your ability to sell our common stock at an advantageous price.
●	Existing circumstances may result in several of our directors having interests that may conflict with our interests.
●	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
●	Our charter and bylaws contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
●	There can be no assurance that we will continue to declare cash dividends or repurchase stock.

PART I

Item 1. Business.

General

Hilltop Holdings Inc. is a diversified, Texas-based financial holding company incorporated in Maryland and registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Our primary line of business is to provide business and consumer banking services from offices located throughout Texas through the Bank. We also provide an array of financial products and services through our broker-dealer and mortgage origination segments. We endeavor to build and maintain a strong financial services company through organic growth as well as acquisitions, which we may make using available capital, excess liquidity and, if necessary or appropriate, additional equity or debt financing sources. The following includes additional details regarding the financial products and services provided by each of our two primary business units.

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

At December 31, 2025, on a consolidated basis, we had total assets of $15.8 billion, total deposits of $10.9 billion, total loans, including loans held for sale, of $9.2 billion and stockholders’ equity of $2.2 billion.

Our common stock is listed on the New York Stock Exchange (“NYSE”) and NYSE Texas under the symbol “HTH.”

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

Banking

The banking segment includes the operations of the Bank, which, at December 31, 2025, had $12.7 billion in assets and total deposits of $11.0 billion. The primary sources of our deposits are residents of and businesses located in Texas. At December 31, 2025, the Bank employed approximately 1,030 people.

The table below sets forth a distribution of the banking segment’s loans, classified by portfolio segment. The banking segment’s loan portfolio included $1.3 billion in warehouse lines of credit extended to PrimeLending and its affiliated business arrangements (“ABAs”), of which $0.9 billion was drawn at December 31, 2025. Amounts advanced against the warehouse lines of credit are included in the table below, but are eliminated from net loans on our consolidated balance sheets.

	Total	% of Total
	Loans Held	Loans Held
	for Investment	for Investment
Commercial real estate:
Non-owner occupied	$2,121,087	23.9%
Owner occupied	1,533,173	17.3%
Commercial and industrial	1,269,378	14.3%
Mortgage warehouse lending	257,089	2.9%
Construction and land development	894,011	10.1%
1-4 family residential	1,861,654	21.0%
Consumer	31,027	0.3%
	7,967,419	89.8%
PrimeLending warehouse lines of credit	906,011	10.2%
Total loans held for investment	$8,873,430	100.0%

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

Broker-Dealer

The “Hilltop Broker-Dealers” include the operations of Hilltop Securities, a broker-dealer subsidiary registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”) and a member of the NYSE, Momentum Independent Network, an introducing broker-dealer subsidiary that is also registered with the SEC and FINRA, and Hilltop Securities Asset Management, LLC. Hilltop Securities and Momentum Independent Network are both registered with the Commodity Futures Trading Commission (“CFTC”) as non-guaranteed introducing brokers and as members of the National Futures Association (“NFA”). Additionally, Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). At December 31, 2025, Hilltop Securities had total assets of $2.9 billion and net capital of $220.6 million, which was $214.4 million in excess of its minimum net capital requirement of $6.1 million. At December 31, 2025, the Hilltop Broker-Dealers employed approximately 790 people and maintained 39 locations in 16 states.

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

Retail. The retail group acts as a securities broker for retail customers in the purchase and sale of securities, options, and futures contracts that are traded on various exchanges or in the over-the-counter market through our employee-registered representatives or independent contractor arrangements. We extend margin credit on a secured basis to our retail customers to facilitate securities transactions. Through Hilltop Securities Insurance Agency Inc. we hold insurance licenses to facilitate the sale of insurance and annuity products by Hilltop Securities and Momentum Independent Network advisors to retail clients. We act as an agent in these transactions and retain no underwriting risk related to these insurance and annuity products. In addition, through our investment management team, the retail group provides a number of advisory programs that offer advisors a wide array of products and services for their advisory businesses and clients. In most cases, we charge commissions to our clients in accordance with an established commission schedule, subject to certain discounts based upon the client’s level of business, the trade size and other relevant factors. The Momentum Independent Network advisors may also contract directly with third-party carriers to sell specified insurance products to their customers. The commissions received from these third-party carriers are paid directly to the advisor. At December 31, 2025, we employed 90 registered representatives in 20 retail brokerage offices and had contracts with 150 independent retail representatives for the administration of their securities business.

Clearing Services. The clearing services group offers fully disclosed clearing services to FINRA- and SEC-registered member firms for trade execution and clearance as well as back office services such as record keeping, trade reporting, accounting, general back-office support, securities and margin lending, reorganization assistance and custody of securities. At December 31, 2025, we provided services to 93 financial organizations, including correspondent firms, correspondent broker-dealers, registered investment advisers, discount and full-service brokerage firms, and institutional firms.

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

Mortgage Origination

Our mortgage origination segment operates through a wholly owned subsidiary of the Bank, PrimeLending, which is a residential mortgage banker licensed to originate and close loans in all 50 states and the District of Columbia. PrimeLending primarily originates its mortgage loans through a retail channel, with additional lending through its ABAs. During 2025, funded loan volume through ABAs was approximately 14% of the mortgage origination segment’s total loan volume. At December 31, 2025, our mortgage origination segment operated from over 170 locations in 46 states, originating 30.2%, 7.8% and 5.6%, respectively, of its mortgage loans (by dollar volume) from its Texas, California and South Carolina locations. The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. As a result, the results of operations for any single quarter in the mortgage origination segment are not necessarily indicative of the results that may be achieved for a full fiscal year.

A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. Changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume.

PrimeLending handles loan processing, underwriting and closings in-house. Mortgage loans originated by PrimeLending are funded through warehouse lines of credit maintained with the Bank. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. PrimeLending’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the Bank during 2025, 2024 and 2023 were $185.4 million, $124.3 million and $140.3 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth. PrimeLending may, from time to time, manage its mortgage servicing rights (“MSR”) assets through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. As mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse lines of credit with the Bank. Loans sold are subject to certain standard indemnification provisions with investors, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions.

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

PrimeLending, including its ABAs, had a staff of approximately 1,300 people, including approximately 800 mortgage loan officers, as of December 31, 2025 that produced $8.9 billion in closed mortgage loan volume during 2025, 85.9% of which related to home purchases volume. PrimeLending offers a variety of loan products catering to the specific needs of borrowers seeking purchase or refinancing options, including 30-year and 15-year fixed rate conventional mortgages, adjustable rate mortgages, jumbo loans, new construction loans, and Federal Housing Administration (“FHA”), Veterans Affairs (“VA”), and United States Department of Agriculture loans. Mortgage loans originated by PrimeLending are secured by a first lien on the underlying property. PrimeLending does not currently originate subprime loans (which it defines to be conventional and government loans that (i) are ineligible for sale to the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) or Government National Mortgage Association (“GNMA”), or (ii) do not comply with approved investor-specific underwriting guidelines).

Geographic Dispersion of our Businesses

The Bank provides traditional banking and wealth, investment and treasury management services. The Bank has a presence in the large metropolitan markets in Texas and conducts substantially all of its banking operations in Texas.

Our broker-dealer services are provided through Hilltop Securities and Momentum Independent Network, which conduct business nationwide, with 82% of the broker-dealer segment’s net revenues during 2025 generated through locations in Texas, New York and California.

PrimeLending provides residential mortgage origination products and services from over 170 locations in 46 states. During 2025, an aggregate of 67% of PrimeLending’s origination volume was concentrated in ten states, with 44% concentrated in Texas, California and South Carolina, collectively. Other than these ten states, none of the states in which PrimeLending operated during 2025 represented more than 2% of PrimeLending’s origination volume.

Employees and Human Capital Resources

At December 31, 2025 we employed approximately 3,500 full-time employees and less than 50 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a high-level service provider. We believe our commitment to our core values (integrity, collaboration, adaptability, respect and excellence) as well as actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in the retention of our top-performing employees. At December 31, 2025, approximately 39% of our current staff had been with us for ten years or more.

During 2025, women represented over 54% of Hilltop’s workforce, and 10% of the overall executive management team. During 2025, 35% of our employees fell within the minority classification and approximately 38% of our employees were below the age of 45.

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

We seek to distinguish ourselves from our competitors through our commitment to personalized customer service and responsiveness to customer needs while providing a range of competitive loan and deposit products and other financial services.

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

Government Supervision and Regulation

General

We are subject to extensive regulation under federal and state laws and by various governmental and other regulatory authorities. The regulatory framework is intended primarily for the protection of depositors, clients, and the deposit insurance fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), and not for the protection of our stockholders or creditors. In many cases, the applicable regulatory authorities have broad enforcement power over bank holding companies, banks and their subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations. The following discussion describes the material elements of the regulatory framework that applies to us and our subsidiaries. References in this Annual Report to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. A change in any of these laws or regulations may have a material effect on our business and the business of our subsidiaries. Political developments, including the change in administration of the United States federal government, have added additional uncertainty in the implementation, scope and timing of regulatory reforms.

Bank Holding Companies and Financial Holding Companies

Hilltop and PCC are both bank holding companies that have elected to be financial holding companies (“FHCs”) registered under the Bank Holding Company Act, as amended by the Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley Act”). Hilltop and PCC are each subject to supervision, regulation and examination by the Federal Reserve Board. The Dodd-Frank Act, Gramm-Leach-Bliley Act, the Bank Holding Company Act and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Scope of Permissible Activities. Under the Bank Holding Company Act, Hilltop and PCC generally may not acquire a direct or indirect interest in, or control 5% or more of, the voting shares of any company that is not a bank, bank holding company, or a company that engages in activities other than those that are closely related to banking or managing or controlling banks. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

If a bank holding company has elected to become an FHC, such as Hilltop and PCC, it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve Board to be complementary to financial activities. To maintain FHC status, the bank holding company and all subsidiary depository institutions must be “well managed” and “well capitalized.” Additionally, all subsidiary depository institutions must have received at least a “satisfactory” rating on their most recent Community Reinvestment Act (“CRA”) examination. Failure to meet these requirements may result in limitations on activities and acquisitions. Depending on the size and type of activity conducted, FHCs, such as Hilltop or PCC, may need to provide the Federal Reserve with prior notice or post notice of engaging in a new permissible nonbanking activity or acquisitions of entities engaged in permissible nonbanking activities.

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

Regulatory Restrictions on Dividends; Source of Strength. Bank holding companies are required to serve as source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

In acting as a source of financial strength to its banking subsidiaries, a bank holding company is expected commit resources to their support, even during times when a holding company may not otherwise be inclined to provide it. As discussed herein, a bank holding company, in certain circumstances and subject to certain limitations, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices and bank holding companies and their subsidiaries are subject to periodic reporting requirements, examinations, and prior notice or approvals from the Federal Reserve Board.

The Federal Reserve Board’s Regulation Y, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. In addition, bank holding companies are required to consult with the Federal Reserve Board prior to making any redemption or repurchase, even within the foregoing parameters. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing or reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $2.5 million for each day the activity continues.

Capital Adequacy Requirements and BASEL III. Hilltop and PlainsCapital, which includes the Bank and PrimeLending, are subject to capital adequacy requirements under the comprehensive capital framework for U.S. banking organizations known as “Basel III”. Basel III, which reformed the existing frameworks under which U.S. banking organizations historically operated, became effective January 1, 2015 and was fully phased in as of January 1, 2019. Basel III was developed by the Basel Committee on Banking Supervision and adopted by the federal banking agencies. On July 27, 2023, the federal banking agencies issued a proposal, referred to as “Basel III Endgame,” that would result in significant changes to the U.S. regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more. Since neither Hilltop, nor any of its banking organization subsidiaries, would surpass the $100 billion threshold, a discussion of such proposal is not included herein.

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

Common equity Tier 1 capital:

●	includes common stockholders’ equity (such as qualifying common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits and foreign currency translation adjustments, excluding changes in other comprehensive income (loss) and treasury stock);
●	includes certain minority interests in the equity capital accounts of consolidated subsidiaries; and
●	excludes goodwill and various intangible assets.

Additional Tier 1 capital:

●	includes certain qualifying minority interests not included in common equity Tier 1 capital;
●	includes certain preferred stock and related surplus;
●	includes certain subordinated debt; and
●	excludes 50% of the insurance underwriting deduction.

Tier 2 capital:

●	includes allowance for credit losses, up to a maximum of 1.25% of risk-weighted assets;
●	includes minority interests not included in Tier 1 capital; and
●	excludes 50% of the insurance underwriting deduction.

The following table summarizes the Basel III requirements.

Item	Requirement
Minimum common equity Tier 1 capital ratio	4.5%
Common equity Tier 1 capital conservation buffer	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	7.0%
Minimum Tier 1 capital ratio	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	8.5%
Minimum total capital ratio	8.0%
Minimum total capital ratio plus capital conservation buffer	10.5%
Minimum leverage ratio	4.0%

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

During 2025, our eligible retained income was positive and our capital conservation buffer was greater than 2.5%, and therefore, we were not subject to limits on capital distributions or discretionary bonus payments. We anticipate similar results during 2026.

At December 31, 2025, Hilltop had a total capital to risk-weighted assets ratio of 22.20%, Tier 1 capital to risk-weighted assets ratio of 19.70% and a common equity Tier 1 capital to risk-weighted assets ratio of 19.70%. Hilltop’s actual capital amounts and ratios in accordance with Basel III exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

At December 31, 2025, PlainsCapital had a total capital to risk-weighted assets ratio of 15.60%, Tier 1 capital to risk-weighted assets ratio of 14.49% and a common equity Tier 1 capital to risk-weighted assets ratio of 14.49%. Accordingly, PlainsCapital’s actual capital amounts and ratios in accordance with Basel III resulted in it being considered “well-capitalized” and exceeded the regulatory capital requirements including conservation buffer in effect at the end of the period.

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

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” restricts “banking entities” such as Hilltop, PCC and the Bank, from engaging in proprietary trading and sponsoring or investing in “covered funds,” which include many private equity and hedge funds, subject to certain exceptions or exemptions. The federal banking agencies, together with the SEC and CFTC, have published a number of rules to implement and provide greater clarity and certainty about the activities prohibited by the Volcker Rule and to improve supervision and implementation of the Volcker Rule based on the agencies’ experience implementing these provisions.

PlainsCapital Bank

The Bank is a Texas state-chartered bank that is a member of the Federal Reserve System. As a result, the Bank is subject to various requirements and restrictions under the laws of the United States, and to regulation, supervision and regular examination by the Texas Department of Banking. and the Federal Reserve Board. The Bank is also an insured depository institution and, therefore, subject to regulation by the FDIC, although the Federal Reserve Board is the Bank’s primary federal regulator. The Bank is subject to the supervisory and enforcement authority by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.

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

Restrictions on Transactions with Affiliates. Transactions between the Bank and its affiliates, including Hilltop, PrimeLending, and PCC, are subject to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve Board’s Regulation W.

In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of Hilltop or its subsidiaries. Section 23B generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

Loans to Insiders. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include conditions that must be met before insider loans can be made, limits on loans to an individual insider and an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the Federal Reserve Board may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system under which federal banking regulators have broad powers to take prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with approval of the applicable federal banking agency. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. PlainsCapital was classified as “well capitalized” at December 31, 2025.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The FDIC establishes an initial base deposit insurance assessment for banks with $10 billion or more in assets using a scorecard that is generally based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Institutions assigned to higher risk classifications pay assessments at higher rates than institutions assigned to lower risk classifications. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The FDIC is required to maintain a designated reserve ratio of the DIF to insured deposits in the United States. The Dodd-Frank Act required the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35% by September 30, 2020, which was accomplished on November 28, 2018. However, extraordinary growth in insured deposits in 2020 caused the DIF ratio to fall below 1.35%. Accordingly, on October 24, 2022, the FDIC published a final rule to increase the initial base deposit insurance assessment rate schedules by 2 basis points beginning the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The increase in assessment rate schedules increased the likelihood that the DIF ratio will reach the statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The Bank accrued $7.0 million of DIF assessments during 2025.

The Dodd-Frank Act permanently increased the standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Community Reinvestment Act. The CRA requires that federal banking regulators (in the Bank’s case, the Federal Reserve Board) evaluate the record of, and assign a rating to each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. Regulatory agencies are required to consider these ratings when evaluating a bank’s application to engage in certain transactions, such as mergers, acquisitions and establishment of branches. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various CRA-related agreements.

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

Federal Laws Applicable to Consumer Transactions. The loan operations of the Bank are also subject to federal laws and implementing regulations applicable to consumer transactions, such as the Truth In Lending Act, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, the Trust in Savings Act and the Electronic Funds Transfer Act. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.

Capital Requirements. The Federal Reserve Board and the Texas Department of Banking monitor the capital adequacy of PlainsCapital by using a combination of risk-based guidelines and leverage ratios. The agencies consider PlainsCapital’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system. For additional discussion on capital requirements, see the section entitled “Government Supervision and Regulation — Bank Holding Companies and Financial Holding Companies — Capital Adequacy Requirements and Basel III” earlier in this Item 1.

Anti-tying Restrictions. Subject to various exceptions, banks are generally prohibited from tying the provision of certain services, such as extensions of credit, to certain other services offered by a bank holding company or its affiliates.

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are generally not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to such bank. The FDIC also exempts a capped amount of reciprocal deposits from being considered as brokered deposits for certain insured depository institutions. As of December 31, 2025, PlainsCapital was “well capitalized” and therefore not subject to limitations with respect to its brokered deposits.

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

Anti-terrorism and Money Laundering Legislation. The Anti-Money Laundering Act of 2020 (the “AML 2020 Act”) was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. The AML 2020 Act is the most significant revision to the anti-money laundering (“AML”) laws since the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001, as amended (the “USA PATRIOT Act”). The AML 2020 Act clarifies and streamlines the Currency and Foreign Transactions Reporting Act of 1970, as amended, (the “Bank Secrecy Act”) and AML obligations in the following ways: requires U.S. entities and entities doing business in the United States to report into a national registry maintained by the Financial Crimes Enforcement Network (“FinCEN”) certain beneficial ownership information, subject to exceptions; modernizes the statutory definition of “financial institution” to include (i) entities that provide services involving “value that substitutes for currency,” which includes stored value and virtual currencies and (ii) any person engaged in the trade of antiquities, including an advisor, consultant or any other person who deals in the sale of antiquities; enhances penalties for Bank Secrecy Act and AML violations, including clawback of bonuses; increases AML whistleblower awards and expands whistleblower protections; requires the Secretary of the Treasury to establish and update every four years National AML Priorities, which are incorporated into the Bank Secrecy Act compliance programs at financial institutions subject to the Bank Secrecy Act; among other amendments. Implementing regulations concerning certain provisions of the AML 2020 Act have been proposed by FinCEN, but not all have been finalized. On September 29, 2022, FinCEN issued a final rule establishing a beneficial ownership information reporting requirement under the Corporate Transparency Act (“CTA”), which was passed as part of the AML 2020 Act. The rule, which became effective January 1, 2024, requires certain entities that are registered to do business in the United States to report information about their beneficial owners—the persons who ultimately own or control the company—to FinCEN. Currently, the CTA’s reporting requirements apply only to foreign-formed entities that are registered to do business in the United States.

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

Incentive Compensation Guidance. Section 956 of the Dodd-Frank Act requires federal regulatory agencies, including the Federal Reserve Board, to jointly prescribe regulations or guidelines with respect to incentive-based compensation practices at certain financial institutions that have $1 billion or more in assets. On June 21, 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC to jointly issued comprehensive final guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. In addition, under the Incentive Compensation Guidance, a banking organization’s federal regulator may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization.

Privacy. Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third-party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third-party for use in telemarketing, direct mail marketing or other marketing to consumers. Federal agencies have adopted regulations implementing the Gramm-Leach-Bliley Act, including the SEC’s Regulation S-P. Recently, the SEC adopted amendments to Regulation S-P, effective starting on December 3, 2025, expanding the requirements imposed on covered financial institutions, including by requiring the adoption of an incident response program, requiring covered institutions to provide notice in the event of certain data breaches within a specified time period, and imposing additional requirements regarding the engagement and oversight of service providers. The Bank and all of its subsidiaries have established policies and procedures to comply with the privacy provisions of the Gramm-Leach-Bliley Act.

In addition, PrimeLending’s lending activities across the country subject PrimeLending to additional state laws regarding the storage, sharing, use, disclosure, processing and protection of personal information, personally identifiable information, and user data as well as cybersecurity-related laws and requirements. Several states have adopted laws requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs. Additionally, nineteen states have passed comprehensive consumer privacy laws, including the California Consumer Privacy Act of 2018, as amended the Virginia Consumer Data Protection Act, and the Colorado Privacy Act, among others. These laws impose legal and operational obligations on covered businesses where applicable, and afford rights to state residents with respect to the privacy of their personal information, where applicable. For more information about the cybersecurity risks we face, see Item 1A., “Risk Factors — Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.”

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

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. At December 31, 2025, the Hilltop Broker-Dealers were in compliance with applicable net capital requirements.

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

The SEC recently adopted amendments to Rule 15c3-3, which became effective as of March 14, 2025, and have a compliance date of June 30, 2026. The amendments will require certain broker-dealers that hold customer cash and securities to perform their reserve computations for accounts of customers and proprietary accounts of broker-dealers daily rather than weekly as is currently required under Rule 15c3-3. Hilltop Securities currently performs its reserve computation on a weekly basis. With the above noted amendment, Hilltop Securities may be moving to a daily reserve computation frequency. Momentum Independent Network is exempt from the computation for determination of reserve requirements and information relating to the possession or control requirements pursuant to 15c3-3 under paragraph (k)(2)(ii) of that Rule. A carrying broker-dealer with “average total credits” under Rule 15c3-3 equal to or greater than $500 million will be required to compute its reserve daily (and must make any necessary reserve deposit by 10 a.m. local time on the second following business day after the required daily computation). The first 12-month determination must be made beginning with the January 1, 2025 FOCUS Report and ending with the December 31, 2025 FOCUS Report. If a carrying broker-dealer meets the $500 million threshold of average total credits over such 12 months, then it must commence computing its reserve on a daily basis no later than six months thereafter (i.e., beginning no later than June 30, 2026). The SEC also adopted a corresponding amendment to Rule 15c3-1 to permit such broker-dealers to reduce aggregate debit items (i.e., customer-related receivables) by 2% rather than 3% as part of the computation. A carrying broker-dealer (including ones below the $500 million threshold) also may voluntarily perform a daily customer reserve computation and apply the 2% debit reduction, provided it notifies its designated examining authority (such as FINRA) in writing at least 30 calendar days prior to beginning the daily customer reserve computation that applies the 2% debit reduction.

Securities Investor Protection Corporation (“SIPC”). The Hilltop Broker-Dealers are subject to the Securities Investor Protection Act and belong to SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash.

Anti-Money Laundering. The Hilltop Broker-Dealers must also comply with anti-money laundering laws such as the USA PATRIOT Act and other related laws, rules and regulations discussed herein, including FINRA AML requirements, designed to fight international money laundering and to block terrorist access to the U.S. financial system. We are required to have systems and procedures to ensure compliance with such laws and regulations. On August 28, 2024, FinCEN, a division of the Department of Treasury, also issued a new rule imposing anti-money laundering requirements on investment advisers registered with the SEC with respect to their investment advisory businesses. The requirements are similar but not identical to the AML requirements for broker-dealers. The rule is scheduled to go into effect in January 2028. Hilltop Securities Asset Management, LLC, Hilltop Securities and Momentum Independent Network will evaluate how the new AML rule affects their respective businesses.

Bulk Data Rule. The U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements.

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

Regulation S-P. The SEC has adopted amendments to Regulation S-P that took effect on December 3, 2025. These amendments impose operationally challenging notification requirements and deadlines and obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs for Hilltop Broker-Dealers.

Regulation Best Interest (“Regulation BI”) and Form CRS Relationship Summary (“Form CRS”). Beginning June 2020, the “best interest” standard requires a broker-dealer to make recommendations of securities transactions, or investment strategies involving securities, to a retail customer without putting its financial interests ahead of the interests of a retail customer. Form CRS requires SEC-registered investment advisers (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. Regulation BI heightens the standard of care for broker-dealers when making investment recommendations and imposes disclosure, conduct and policy and procedural obligations that could impact the compensation our wealth management line of business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Regulation BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA. Furthermore, the U.S. Department of Labor as well as several states have proposed regulations or taken other actions pertaining to conduct standards for investment advisers and broker-dealers that may result in additional requirements related to our business.

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

Mortgage Origination

PrimeLending and the Bank are subject to a number of laws, rules and regulations with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities, including regulations and rules issued by the CFPB, FHA, VA, FNMA, FHLMC and GNMA. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Fair Housing Act, Federal Truth-in-Lending Act, Secure and Fair Enforcement of Mortgage Licensing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. PrimeLending and the Bank are also subject to the Dodd-Frank Act, which includes provisions regarding a customer’s ability to repay, restrictions on variable-rate lending, loan officers’ compensation, risk retention, and disclosure requirements. The Dodd-Frank Act also clarifies that applicable state laws, rules and regulations related to the origination, processing, selling and servicing of mortgage loans continue to apply to PrimeLending. PrimeLending and the Bank are also subject to regulation by the Texas Department of Banking with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

The regulatory environment related to mortgage origination, processing, selling and servicing is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations. Any additional regulatory requirements affecting our mortgage origination operations will result in increased compliance costs and may impact revenue.

Item 1A. Risk Factors.

The following discussion sets forth what management currently believes are the material regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact our business, results of operations and financial condition. The occurrence of any of the following risks, as well as other risks and uncertainties, including those not currently known to us, could negatively impact our business, results of operations and financial condition and could cause the trading price of our common stock to decline and you could lose all or part of your investment.

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

Historically, high-profile bank failures have increased market uncertainty and concerns regarding the liquidity adequacy of the banking sector as a whole. During these times, the speed and ease with which news and social media commentary spread led depositors to withdraw or attempt to withdraw their funds from these and other financial institutions and caused the stock prices of many financial institutions to become volatile. Although we were not directly affected by these historical bank failures, in the future, events such as these bank failures or negative news or the public perception thereof, could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our customers.

Our operational systems and networks have been, and will continue to be, subject to an increasing risk of continually evolving cybersecurity or other technological risks, which could result in a loss of customer business, financial liability, regulatory penalties, damage to our reputation or the disclosure of confidential information.

We rely heavily on communications and information systems to conduct our business and maintain the security of confidential information and complex transactions, which subjects us to an increasing risk of cyber incidents and threats of cyber-attacks from these activities due to a combination of new technologies and the increasing use of the Internet to conduct financial transactions, including the usage of artificial intelligence and automation, as well as a potential failure, interruption or breach in the security of these systems, including those that could result from attacks or planned changes, upgrades and maintenance of these systems. Such cyber incidents, which are becoming increasingly sophisticated through the use of techniques and tools-including artificial intelligence that circumvent security controls, evade detection and remove forensic evidence, or other disruption or failure in our information systems, could result in failures or disruptions in our customer relationship management, securities trading, general ledger, deposits, computer systems, electronic underwriting servicing or loan origination systems; or unauthorized disclosure of confidential and non-public information maintained within our systems. We also utilize relationships with third parties to aid in a significant portion of our information systems, communications, data management and transaction processing. These third parties with which we do business may also be sources of cybersecurity or other technological risks, including operational errors, system interruptions or breaches, unauthorized disclosure of confidential information and misuse of intellectual property, and have experienced cyber-attacks. Evolving technologies and the increased use of artificial intelligence and automation by third parties further increase the risk of cyber-attacks and threats of cyber-attacks against us or those third parties that we depend upon. If our third-party service providers encounter any of these issues, we could be exposed to disruption of service, reputational damages, and litigation risk, any of which could have a material adverse effect on our business.

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

The increased prevalence of cybersecurity incidents and threats thereof across a range of industries has resulted in increased legislative and regulatory scrutiny over cybersecurity and calls for additional data privacy laws and regulations at both the state and federal levels. For example, in 2018, the State of California adopted the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (“CCPA”) in 2023, which imposes requirements on companies operating in California and provides consumers with a private right of action if covered companies suffer a data breach related to their failure to implement reasonable security measures. Other state privacy laws with similarities to the CCPA, such as the Texas Data Privacy and Security Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, the Oregon Consumer Data Privacy Act, the Montana Consumer Data Privacy Act, the Utah Consumer Privacy Act, the Virginia Consumer Data Privacy Act, came into force in 2023 and 2024. Nineteen states have enacted comprehensive consumer data privacy laws, all of which will have come into force by 2026. Additionally, under the Gramm-Leach-Bliley Act of 1999 and Regulation S-P, financial institutions are required to protect the privacy and security of non-public personal information. The SEC adopted amendments to Regulation S-P, effective starting on December 3, 2025 that expand the requirements imposed on covered financial institutions, including by requiring the adoption of an incident response program, requiring covered institutions to provide notice in the event of certain data breaches within a specified time period, and imposing additional requirements regarding the engagement and oversight of service providers.

These newly effective, upcoming and evolving laws and regulations could result in increased operating expenses or increase our exposure to the risk of litigation or regulatory inquiries or proceedings.

Although we devote significant resources to maintain and regularly upgrade our systems and networks to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Our computer systems, software and networks may be adversely affected by cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks; ransomware; cyber extortions; and other events. In addition, our protective measures may not promptly detect intrusions, and we may experience losses or incur costs or other damage related to intrusions that go undetected or go undetected for significant periods of time, at levels that adversely affect our financial results or reputation. Further, because the methods used to cause cyber-attacks change frequently, or in some cases cannot be recognized until launched, we may be unable to implement preventative measures or proactively address these methods until they are discovered. Cyber threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances, as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client or customer information, damage to our reputation with our clients, customers and the market, customer dissatisfaction, additional costs such as repairing systems or adding new personnel or protection technologies for us and our customers, including credit monitoring, regulatory penalties, fines, remediation costs, exposure to litigation and other financial losses to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

As of December 31, 2025, commercial real estate loans comprised approximately 41% of our banking segment’s loan portfolio. Commercial real estate loans generally involve a greater degree of credit risk than residential real estate loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties by third-party lessees and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. A failure by the banking segment to have adequate risk management policies, procedures and controls could result in an increased rate of delinquencies in, and increased losses from, our portfolio, which, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Several factors could pose risks to the financial services industry, including tightening monetary policies by central banks, rising energy prices, trade wars, restrictions and tariffs (and uncertainty related thereto); slowing growth in emerging economies; geopolitical matters, including international political unrest, disturbances and conflicts; acts of war and terrorism; pandemics; changes in interest rates; regulatory uncertainty; continued infrastructure deterioration; low oil prices; disruptions in global or national supply chains; and natural disasters. Each of these factors may adversely affect our fees and costs.

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

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Between August 2019 and March 2020, the Federal Open Market Committee of the Federal Reserve Board decreased its target range for the federal funds rate by 200 basis points, while between March 2022 and December 2023, it raised the target range for the federal funds rate by 525 basis points. Between September 2024 and December 2025, the Federal Reserve Board decreased its target range for the federal funds rate by 175 basis points. Changes in interest rates have in the past and may continue to impact our net interest income in our banking segment in the future as well as the valuation of our assets and liabilities in each of our segments. Earnings in our banking segment are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our banking segment’s assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be adversely affected. Given the potential for an adverse impact on our net interest income associated with interest rate cycle transitions, we periodically evaluate our current “gap” position and determine whether a repositioning of the banking segment’s balance sheet is appropriate. Asymmetrical changes in interest rates, such as if short-term rates increase or decrease at a faster rate than long-term rates, can affect the slope of the yield curve. A continued inversion of the yield curve, as measured by the difference between 10-year U.S. Treasury bond yields and 3-month yields, could adversely impact the net interest income of our banking segment as the spread between interest-earning assets and interest-bearing liabilities becomes further compressed.

As of December 31, 2025, approximately 61% of our loans were advanced to our customers on a variable or adjustable-rate basis and approximately 39% of our loans were advanced to our customers on a fixed-rate basis. As a result, an increase in interest rates could result in increased loan defaults, foreclosures and charge-offs and could necessitate further increases to the allowance for credit losses, any of which could have a material adverse effect on our business, financial condition or results of operations. Alternatively, a decrease in interest rates could negatively impact our margins and profitability. Certain of our variable rate loans only provide for resets of interest rates periodically, which can result in significant periods of time between resets in loan rates, which can negatively impact our margins and profitability. Further, a portion of our adjustable rate loans have interest rate floors at or above the loan's contractual interest rate. As of December 31, 2025, approximately 10% of our total loans’ rates are floored, with most expected to reprice to the loan’s contractual rate at the next reset date. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Inflation rose sharply at the end of 2021 and continued rising into 2025 at elevated levels. While there has been moderation of inflation compared to recent years, the overall rate of inflation remains above the U.S. Federal Reserve’s target levels. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Similarly, rising interest rates will negatively impact our mortgage business by making home mortgages more expensive for home buyers and by making mortgage refinancing transactions less likely, which would adversely impact our results of operations and financial condition in PrimeLending. Furthermore, a prolonged period of inflation could cause wages and other costs to Hilltop and its subsidiaries to increase, which could adversely affect our results of operations and financial condition.

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

Like most financial services companies, we significantly depend on technology to deliver our products and services and to otherwise conduct business. The financial services industry is continually undergoing rapid technology change with frequent introductions of new technology-driven products and services, including increased usage of artificial intelligence and automation. To remain technologically competitive and operationally efficient, we have either begun the significant investment in or have plans to invest in new technological solutions, substantial core system upgrades and other technology enhancements within each of our operating segments and corporate. Many of these solutions and enhancements have a significant duration, include phased implementation schedules, are tied to critical systems, and require substantial internal and external resources for design and implementation. Many of our competitors have greater resources to develop these and other new technologies without reliance on third-party vendors or developers, which can reduce their costs and exposure to third-party risks, which could put us at a competitive disadvantage.

Additionally, any implementation by us of certain new technologies, such as artificial intelligence, machine learning and other large language models and similar technologies, can expose us to new or increased operational risks, including risks related to our system of internal controls. The implementation of these new technologies may have unintended consequences due to their limitations or failure to use and implement them effectively. Although we take steps to mitigate the risks and uncertainties associated with these solutions and initiatives, we may encounter significant adverse developments in the completion and implementation of these initiatives.

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

We conduct our banking operations primarily in Texas. At December 31, 2025, an aggregate of 76% of the real estate loans in our loan portfolio, and included within the commercial real estate and 1-4 family residential portfolio segments, were secured by properties in Texas. Specifically, 32%, 17%, 6% and 5% of the real estate loans were secured by properties located within the Dallas-Fort Worth, Austin, Houston and San Antonio markets, respectively. Substantially all of these loans are made to borrowers who live and conduct business in Texas. Accordingly, economic conditions in Texas have a significant impact on the ability of the Bank’s customers to repay loans, the value of the collateral securing loans, our ability to sell the collateral upon any foreclosure, and the stability of the Bank’s deposit funding sources. Natural disasters, such as Hurricane Harvey in 2017 and Winter Storm Uri in 2021, may also have an adverse impact on the foregoing conditions. Further, low crude oil prices may have a more profound effect on the economy of energy-dominant states such as Texas. The Bank has loans extended to businesses that depend on the energy industry including those within the exploration and production, oilfield services, pipeline construction, distribution and transportation sectors. If crude oil prices were to be depressed for an extended period, the Bank could experience weaker energy loan demand and increased losses within its energy and Texas-related loan portfolios.

In addition, mortgage origination fee income is dependent to a significant degree on economic conditions in Texas and California. During 2025, 30.2% and 7.8% of our mortgage loans originated (by dollar volume) were collateralized by properties located in Texas and California, respectively. Also, in our broker-dealer segment, 76% of public finance services net revenues were from entities located in Texas, and 88% of retail brokerage service net revenues were generated through locations in Texas and California. Any regional or local economic downturn that affects Texas or, to a lesser extent, California, whether caused by recession, inflation, unemployment, changing oil prices, natural disasters, supply chain disruptions or other factors, may affect us and our profitability more significantly and more adversely than our competitors that are less geographically concentrated, and could have a material adverse effect on our results of operations and financial condition.

An adverse change in real estate market values may result in losses in our banking segment and otherwise adversely affect our profitability.

At December 31, 2025, 66% of the loan portfolio of our banking segment was comprised of loans with commercial or residential real estate as the primary component of collateral. The real estate collateral in each case provides a source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in commercial or residential real estate values generally, and in Texas specifically, could impair the value of the collateral underlying a significant portion of the Bank’s loan portfolio and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our results of operations and financial condition may be materially adversely affected by a decrease in real estate market values.

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

Climate change and certain regulations and responses thereto could adversely affect our business and performance, including indirectly through impacts on our customers.

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

We are a financial holding company engaged in the business of managing, controlling and operating our subsidiaries. Hilltop conducts limited material business other than activities incidental to holding stock in PCC, the Bank and Securities Holdings. As a result, we rely substantially on the profitability of, and dividends from, these subsidiaries to pay our operating expenses and to pay interest on our debt obligations and to pay dividends to our stockholders. PCC, the Bank and Securities Holdings are subject to significant regulatory restrictions limiting their ability to declare and pay dividends to us. Accordingly, if the Bank and Securities Holdings are unable to make cash distributions to us, then we may be unable to satisfy our operating expense obligations or make interest payments on our debt obligations or pay dividends to our stockholders.

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

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. We have identified control deficiencies that constituted a material weakness in our internal controls and procedures in the past and may experience a material weakness in future years. If we fail to maintain adequate internal controls, our financial statements may not accurately reflect our financial condition. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We ultimately may write-off goodwill and other intangible assets resulting from business combinations.

As a result of purchase accounting in connection with acquisitions, our consolidated balance sheet at December 31, 2025, included goodwill of $267.4 million and other intangible assets, net of accumulated amortization, of $5.6 million. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we may not realize the value of these intangible assets. If we determine that a material impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. We have goodwill and intangibles balances recorded in connection with acquisitions in our banking, broker-dealer and mortgage origination segments, which we periodically review for impairment. These assets are sensitive to any significant changes in related results of operations of the underlying businesses.

In light of continuing macroeconomic challenges in the mortgage industry, including tight housing inventories and mortgage interest rate levels, our mortgage origination segment experienced lower-than-forecasted operating results during 2025. Given the potential impacts of the operating performance of our reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions is longer than currently anticipated.

We further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the annual assessment, we determined that as of October 1, 2025 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding future operating performance of our reportable business segments, overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

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

As a result of our mortgage servicing business, we have a portfolio of MSR assets, which we grew to historically elevated levels before selling the vast majority of our MSR assets, and at December 31, 2025, the mortgage origination segment’s MSR asset had a fair value of $17.5 million. An MSR is the right to service a mortgage loan – collect principal, interest and escrow amounts – for a fee. We measure and carry all of our residential MSR assets using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers, and as a result, the value of our MSR assets fluctuates due to changes in interest rates, which may increase volatility of earnings.

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

From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, may require extraordinary efforts or additional costs to implement and could materially impact how we report our financial condition and results of operations. Additionally, we may be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

We are dependent on our management team, and the loss of members of our existing management team or other key employees could impair our relationship with customers and adversely affect our business and financial results.

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

Our ability to attract and retain customers and conduct our business could be adversely affected to the extent our reputation is damaged. Reputational risk, or the risk to our business, earnings and capital from negative public opinion regarding our company, or financial institutions in general (such as historic high-profile bank failures), is inherent in our business. Adverse perceptions concerning our reputation or financial institutions in general could lead to difficulties in generating and maintaining accounts as well as in financing them. In particular, such negative perceptions could lead to decreases in the level of deposits that consumer and commercial customers and potential customers choose to maintain with us. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending or foreclosure practices; sales practices; corporate governance and potential conflicts of interest; ethical failures or fraud, including alleged deceptive or unfair lending or pricing practices; regulatory compliance; protection of customer information; cyber-attacks, whether actual, threatened, or perceived; negative news about us or the financial institutions industry generally; general company performance; or actions taken by government regulators and community organizations in response to such activities or circumstances. Evolving federal and state scrutiny of account onboarding, offboarding, and access to banking services could also increase our compliance and reputational risks and we could face criticism or penalties if regulators find our account actions insufficiently supported or discriminatory. Conflicting standards and rising public attention to alleged “debanking” may increase complaint volume, compliance costs, and reputational exposure and any of these developments could materially affect our business, financial condition, or results of operations. Furthermore, our failure to address, or the perception that we have failed to address, any of the foregoing issues appropriately could impact our ability to keep and attract customers and/or employees and could expose us to litigation and/or regulatory action, which could have an adverse effect on our business and results of operations.

In addition, regulators, investors, customers and the general public are increasingly focused on environmental, social and governance (“ESG”) practices and disclosures, and views about ESG are diverse and rapidly changing and have become a consideration in investment decisions. These shifts in investing priorities may result in adverse effects on the trading price of our common stock if investors determine that we have not made sufficient progress on ESG matters. We could also face potential negative ESG-related publicity in traditional media or social media if stockholders or other stakeholders determine that we have not adequately considered or addressed ESG matters. At the same time, certain stakeholders have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG initiatives, including the enactment or proposal of “anti-ESG” legislation or policies.

Both advocates and opponents of certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, or we are unsuccessful in navigating competing stakeholder perspectives, it may require us to incur costs or may otherwise adversely impact our ability to attract and retain customers and employees, and our financial condition and results of operations.

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

Risks Related to Our Indebtedness

Our indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations. We may incur additional indebtedness, including secured indebtedness.

At December 31, 2025, on a consolidated basis, we had total deposits of $10.9 billion and other indebtedness of $0.8 billion, including $150.0 million aggregate principal amount of our 2035 Subordinated Notes. Our indebtedness could have important consequences, such as:

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

Subject to the restrictions in the indentures governing the 2035 Subordinated Notes, we may incur significant additional indebtedness, including secured indebtedness. If new debt is added to our current debt levels, the risks described above could increase.

We may not be able to generate sufficient cash to service all of our indebtedness, including the 2035 Subordinated Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to satisfy our debt obligations will depend upon, among other things:

●	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and
●	our future ability to refinance the 2035 Subordinated Notes, which depends on, among other things, our compliance with the covenants in the indentures governing the 2035 Subordinated Notes.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing in an amount sufficient to fund our liquidity needs.

If our cash flows and capital resources are insufficient to service our indebtedness, including the 2035 Subordinated Notes, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the 2035 Subordinated Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, including our obligations under the 2035 Subordinated Notes. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations, sell equity and/or negotiate with our lenders and other creditors to restructure the applicable debt in order to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. The indentures governing the 2035 Subordinated Notes may restrict, or market or business conditions may limit, our ability to avail ourselves of some or all of these options. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due.

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

The indenture governing the 2035 Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, restrictions that limit our flexibility in operating our business.

The indenture governing the 2035 Subordinated Notes contain, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

●	dispose of, or issue voting stock of, certain subsidiaries; or
●	incur or permit to exist any mortgage, pledge, encumbrance or lien or charge on the capital stock of certain subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under the indenture governing the 2035 Subordinated Notes. Upon a default, holders of the 2035 Subordinated Notes have the ability ultimately to force us into bankruptcy or liquidation, subject to the indenture governing the 2035 Subordinated Notes. In addition, a default under the indenture governing the 2035 Subordinated Notes could trigger a cross default under the agreements governing our existing and future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures, and we may not be able to obtain financing to meet these requirements.

Risks Related to our Industry

The soundness of other financial institutions could adversely affect our business.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, credit unions, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even negative speculation about, one or more financial services institutions, or the financial services industry in general, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or by other institutions. For example, past high-profile bank failures created additional financial pressure and uncertainty for other financial institutions and led to increased regulatory scrutiny in the industry. Similar bank failures, or the perception thereof, could adversely affect our operations. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when we hold collateral that cannot be realized or is liquidated at prices not sufficient to recover the full amount of the receivable due to us. Any such losses could be material and could materially and adversely affect our business, financial condition, results of operations or cash flows.

We face strong competition from other financial institutions and financial service companies, which may adversely affect our operations and financial condition.

Our banking segment primarily competes with national, regional and community banks within various markets where the Bank operates. The banking business in Texas has remained competitive over the past several years, and we expect the level of competition we face to further increase. The Bank also faces competition from many other types of financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than we do. We also compete with other providers of financial services, such as money market mutual funds, brokerage and investment banking firms, consumer finance companies, pension trusts, governmental organizations and increasingly fintech companies, each of which may offer more favorable financing than we are able to provide. We face competition for deposits and in providing lending products and services to consumers and businesses in our market area. Other factors encountered in competing for savings deposits include convenient office locations, interest rates and fee structures of products offered. Direct competition for savings deposits also comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities that may offer more attractive rates than insured depository institutions are willing to pay. Competition for loans is based on factors such as interest rates, loan origination fees and the range of services offered by the provider. Our profitability depends on our ability to compete effectively in these markets. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.

Our broker-dealer business competes directly with numerous other financial advisory and investment banking firms, broker-dealers and banks, including large national and major regional firms and smaller niche companies, some of whom are not broker-dealers and, therefore, not subject to the broker-dealer regulatory framework. In addition to competition from firms currently in the industry, there has been increasing competition from others offering financial services, including automated trading and other services based on technological innovations. Our broker-dealer business competes on the basis of a number of factors, including the quality of advice and service, technology, product selection, innovation, reputation, client relationships and price. Increased pressure created by any current or future competitors, or by competitors of our broker-dealer business collectively, could reduce revenue and loss of market share and could materially and adversely affect our business and results of operations. Further, as a strategic response to changes in the competitive environment, our broker-dealer business may from time to time make certain pricing, service or marketing decisions that also could materially and adversely affect our business and results of operations.

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

Acquisitions by financial institutions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals can vary materially depending on a number of factors that are not in our control, including the leadership of the relevant agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to the Bank Holding Company Act, the Bank Merger Act, Bank Secrecy Act compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. Congress, state legislatures, and federal and state regulatory agencies frequently revise banking and securities laws, regulations and policies. For example, several aspects of the Dodd-Frank Act have affected our business, including, without limitation, increased capital requirements, increased mortgage regulation, restrictions on proprietary trading in securities, restrictions on investments in hedge funds and private equity funds, executive compensation restrictions, potential federal oversight of the insurance industry and disclosure and reporting requirements. It remains difficult to predict how current or potential changes to applicable rules and regulations will affect our business. Compliance with new or changing laws and regulations has resulted and likely will continue to result in additional costs, which could be significant and may adversely impact our results of operations, financial condition, and liquidity.

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

We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. These changes become less predictable, yet more likely to occur, following the transition of power from one presidential administration to another, especially as occurred in 2025, when it involves a change in the governing political party. New agency leaders have different priorities and, as a result, there have been and will be a number of proposed changes to regulations, guidance or supervisory tactics that impact our business. Any such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things. Additionally, under the current U.S. administration, a level of heightened uncertainty exists with respect to the future of the CFPB, including its structure, staffing, and responsibilities. It remains uncertain whether, or to what extent, changes at the CFPB will impact our business and the overall regulatory environment. We cannot predict whether future executive or legislative actions regarding the CFPB, consumer laws, and related regulations may impact the industry generally, including potential actions that state or other federal regulators may take in response to such executive or legislative actions.

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. After the recent withdrawal of a previously proposed rule, the federal banking agencies are considering additional changes to the Basel III capital requirements. It is not clear how the proposed rule, if any, will impact Hilltop, PCC or the Bank. If we fail to meet the minimum capital guidelines and other regulatory requirements as applicable to us, we or our subsidiaries may be restricted in the types of activities we may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. The application of more stringent capital requirements for Hilltop, PCC and the Bank could, among other things, adversely affect our results of operations and growth, require the raising of additional capital, restrict our ability to pay dividends or repurchase shares and result in regulatory actions if we were to be unable to comply with such requirements.

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

Authority to Issue Additional Shares. Under our charter, our board of directors may issue up to an aggregate of ten million shares of preferred stock without stockholder action. The preferred stock may be issued, in one or more series, with the preferences and other terms designated by our board of directors that may delay or prevent a change in control of us, even if the change is in the best interests of stockholders. At December 31, 2025, no shares of preferred stock were outstanding.

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

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2025, we declared and paid cash dividends of $0.72 per common share.

In January 2025, our board of directors authorized a stock repurchase program through January 2026, pursuant to which we were authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, which authorization was increased to $135.0 million in July 2025, and to $185.0 million in October 2025. During 2025, we paid $184.0 million to repurchase an aggregate of 5,705,205 shares of our common stock at an average price of $32.26 per share pursuant to the stock repurchase program. These shares were returned to the pool of authorized but unissued shares of common stock.

In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we are authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock.

Our share repurchases in excess of issuances may be subject to a 1% nondeductible excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Hilltop recognizes the critical importance of protecting company data and the information systems that collect, process and maintain data, and we have developed an enterprise-wide program for assessing, identifying and managing material cybersecurity risks and threats. The systems we utilize include safeguards that are designed to protect against or mitigate possible threats, as well as controls designed to address accountability, availability, integrity and confidentiality of the data. We have implemented security measures to guard against unauthorized access, alteration, disclosure or destruction of data and systems, including accidental loss and destruction. Our program is supported by management and the board of directors.

Organizational Model

Our Information Security Department is comprised of four primary functions:

●	Information Security Risk assesses technology risks and controls, evaluates application systems’ conformance to internally defined and approved security standards, coordinates audits and examinations for Information Technology (“IT”) and Information Security, as well as tracks open risk issues and exceptions.
●	IT Security defines security policies and standards, conducts security awareness and training, evaluates security configuration and assesses vulnerability risk.
●	Security Operations utilizes security solutions to detect and respond to security threats and supports the end-user security needs. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data.
●	Security Engineering plans, builds, and maintains technical controls and solutions that enhance our security posture that mitigate risk to the enterprise while assuring the integrity of the engineering design process. Within the Security Engineering department we maintain our Identity and Access Management team to ensure appropriate access to our systems is granted on a least-privileged basis through recurring User Access Reviews.

Managing Material Cybersecurity Risks

As a part of our overall risk management strategy, Information Security Risk conducts risk assessments on the technology environment as well as application systems implemented to support the various business functions of Hilltop based on the Gramm-Leach-Bliley Act guidance. Risks are identified from the Enterprise Risk Management and Internal Audit assessments of IT and Information Security. Information Security then quantifies the incidents and risks that have been identified and reports to the Operations & Strategy Committee, which is comprised of executives from across the enterprise representing disciplines including compliance, regulatory, information technology, risk, finance, and operations, if they meet certain thresholds. The necessary controls are identified to address the risk and this control evaluation contributes to the assessment of the residual risk value. In 2024 and 2025, additional assessments were completed utilizing the FFIEC Cybersecurity Assessment Tool and the Ransomware Self-Assessment Tool for the enterprise.

Engage Third-Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Hilltop engages with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements. In particular, each year we engage a firm to perform internal and external penetration testing. We do not allow the same firm to be engaged for more than three years in an effort to obtain diversity in methods of testing. Additionally, at least every two years, we engage a firm to perform a red-team exercise for a simulated cybersecurity event.

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

Board of Directors Oversight

Our board of directors and the Risk Committee of the board of directors oversee an enterprise-wide approach to risk management, including cybersecurity risks, intended to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. The Risk Committee is central to the board of directors’ oversight of cybersecurity risks and bears the primary responsibility for this function. The Risk Committee is composed of board members with significant experience in risk management assisting them to oversee cybersecurity risks. The Risk Committee receives regular reports from our Chief Information Security Officer (“CISO”) and provides updates to the full board of directors at each regular meeting of the board of directors. The Risk Committee also reviews all information security plans and policies, which are then recommended to the full board of directors for its review and approval.

Management’s Role Managing Risk

Our CISO keeps the Risk Committee informed on cybersecurity risks and developments. Our CISO provides comprehensive briefings to the Risk Committee on a regular basis, with a minimum frequency of four times per year. These briefings encompass a broad range of topics, including:

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

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CISO. Our CISO has over twenty years of experience in the field of cybersecurity and brings a wealth of expertise to his role. His background includes extensive experience in all facets of information technology and information security.

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

Banking. At December 31, 2025, our banking segment conducted business at 58 locations throughout Texas, including three support facilities. The Bank leases 35 banking locations, including its principal offices, and owns the remaining 23 banking locations.

Broker-Dealer. At December 31, 2025, our broker-dealer segment conducted business from 39 locations in 16 states. Each of these locations is leased by Hilltop Securities.

Mortgage Origination. At December 31, 2025, our mortgage origination segment conducted business from over 170 locations in 46 states. Each of these locations is leased by PrimeLending.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities, Stockholder and Dividend Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) and NYSE Texas under the symbol “HTH.” At February 12, 2026, there were 59,449,557 shares of our common stock outstanding with 279 stockholders of record.

In October 2016, we announced that our board of directors authorized a dividend program under which we pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2025, we declared and paid cash dividends of $0.72 per common share. On January 29, 2026, we announced that our board of directors increased our quarterly dividend to $0.20 per common share. Although we expect to continue to pay dividends, we may elect not to pay dividends. Any declarations of dividends, and the amount and timing thereof, will be at the discretion of our board of directors, which must evaluate, among other things, whether cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any agreements containing provisions that limit our ability to declare and pay cash dividends. Our ability to pay dividends will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, equity and debt service requirements senior to our common stock, earnings, financial condition, the general economic and regulatory climate and other factors beyond our control that our board of directors may deem relevant. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or our dividend program could have a negative effect on our stock price. See Item 1A, “Risk Factors — Risks Related to our Common Stock — There can be no assurance that we will continue to declare cash dividends or repurchase stock.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued. Additional information concerning our stock-based compensation plans is presented in Note 20, Stock-Based Compensation, in the notes to our consolidated financial statements.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders*	—	$—	1,309,749
Total	—	$—	1,309,749

*	Represents shares available for future issuance under the Hilltop Holdings Inc. 2020 Equity Incentive Plan.

Issuer Repurchases of Equity Securities

The following table details our repurchases of shares of common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2025	180,000	$32.52	180,000	$55,996,801
November 1 - November 30, 2025	1,139,995	33.50	1,139,995	17,808,789
December 1 - December 31, 2025	480,000	34.78	480,000	1,113,525
Total	1,799,995	$33.74	1,799,995
(1)	On January 30, 2025, we announced that our board of directors authorized a stock repurchase program through January 2026, pursuant to which we were authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, which authorization was increased to $135.0 million in July 2025, and to $185.0 million in October 2025. In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we are authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. With the adoption of the new stock repurchase plan in January 2026, the stock repurchase plan authorized in January 2025 expired.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes thereto commencing on page F-1. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report. See “Forward-Looking Statements.”

Unless the context otherwise indicates, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “we,” “us,” “our” or “ours” or similar words are to Hilltop Holdings Inc. and its direct and indirect wholly owned subsidiaries, references to “Hilltop” refer solely to Hilltop Holdings Inc., references to “PCC” refer to PlainsCapital Corporation (a wholly owned subsidiary of Hilltop), references to “Securities Holdings” refer to Hilltop Securities Holdings LLC (a wholly owned subsidiary of Hilltop), references to “Hilltop Securities” refer to Hilltop Securities Inc. (a wholly owned subsidiary of Securities Holdings), references to “Momentum Independent Network” refer to Momentum Independent Network Inc. (a wholly owned subsidiary of Securities Holdings, Hilltop Securities and Momentum Independent Network are collectively referred to as the “Hilltop Broker-Dealers”), references to the “Bank” refer to PlainsCapital Bank (a wholly owned subsidiary of PCC), references to “FNB” refer to First National Bank, references to “SWS” refer to the former SWS Group, Inc., references to “PrimeLending” refer to PrimeLending, a PlainsCapital Company (a wholly owned subsidiary of the Bank) and its subsidiaries as a whole.

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

	2025	2024	2023
Statement of Operations Data:
Net interest income	$440,706	$417,798	$466,847
Provision for credit losses	7,311	941	18,392
Total noninterest income	841,141	770,956	728,973
Total noninterest expense	1,053,473	1,033,556	1,028,309
Income before income taxes	221,063	154,257	149,119
Income tax expense	49,044	31,047	31,140
Net income	172,019	123,210	117,979
Less: Net income attributable to noncontrolling interest	6,428	9,997	8,333
Income attributable to Hilltop	$165,591	$113,213	$109,646

Per Share Data:
Diluted earnings per common share	$2.64	$1.74	$1.69
Diluted weighted average shares outstanding	$62,709	$65,046	$65,045
Cash dividends declared per common share	$0.72	$0.68	$0.64
Dividend payout ratio (1)	27.26%	39.06%	37.97%
Book value per common share (end of year)	$36.42	$33.71	$32.58
Tangible book value per common share (2) (end of year)	$31.83	$29.49	$28.35

Balance Sheet Data:
Total assets	$15,844,994	$16,268,129	$16,466,996
Cash and due from banks	1,231,944	2,298,977	1,858,700
Securities	2,837,050	2,659,661	2,836,584
Loans held for sale	950,142	858,665	943,846
Loans held for investment, net of unearned income	8,311,952	7,950,551	8,079,745
Allowance for credit losses	(91,537)	(101,116)	(111,413)
Total deposits	10,878,080	11,065,322	11,063,192
Notes payable	148,587	347,667	347,145
Total stockholders' equity	2,197,606	2,218,312	2,150,329

Capital Ratios:
Common equity to assets ratio	13.69%	13.46%	12.89%
Tangible common equity to tangible assets (2)	12.17%	11.98%	11.41%
(1)	Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.
(2)	For a reconciliation to the nearest accounting principles generally accepted in the United States (“GAAP”) measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during 2025 included the following contributions from our reportable business segments.

●	The banking segment contributed $193.2 million of income before income taxes during 2025;
●	The broker-dealer segment contributed $67.6 million of income before income taxes during 2025; and
●	The mortgage origination segment incurred $17.5 million of losses before income taxes during 2025.

During 2025, we paid an aggregate of $184.0 million to repurchase shares of our common stock and declared and paid total common dividends of $45.4 million.

On January 30, 2025, our board of directors authorized a stock repurchase program through January 2026, pursuant to which we were authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, which authorization was increased to $135.0 million in July 2025, and to $185.0 million in October 2025.

During 2025, we paid $184.0 million to repurchase an aggregate of 5,705,205 shares of our common stock at an average price of $32.26 per share. During 2024, we paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.04 per share. These shares were repurchased under previous stock repurchase programs and returned to the pool of authorized but unissued shares of common stock.

On January 29, 2026, our board of directors declared a quarterly cash dividend of $0.20 per common share, an 11% increase from the prior quarter, payable on February 27, 2026 to all common stockholders of record as of the close of business on February 13, 2026. Additionally, on January 29, 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we are authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock. We commenced share repurchases under the stock repurchase program in the first quarter of 2026.

Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present certain measures in our selected financial data that are not measures of financial performance recognized by GAAP. “Tangible book value per common share” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common equity to tangible assets” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total assets reduced by goodwill and other intangible assets. These measures are used by management, investors and analysts to assess use of equity. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions.

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

	December 31,
	2025	2024	2023
Book value per common share	$36.42	$33.71	$32.58
Effect of goodwill and intangible assets per share	(4.59)	(4.22)	(4.23)
Tangible book value per common share	$31.83	$29.49	$28.35

Hilltop stockholders’ equity	$2,168,401	$2,189,965	$2,122,967
Less: goodwill and intangible assets, net	273,052	274,080	275,904
Tangible common equity	$1,895,349	$1,915,885	$1,847,063

Total assets	$15,844,994	$16,268,129	$16,466,996
Less: goodwill and intangible assets, net	273,052	274,080	275,904
Tangible assets	$15,571,942	$15,994,049	$16,191,092

Equity to assets	13.69%	13.46%	12.89%
Tangible common equity to tangible assets	12.17%	11.98%	11.41%

Recent Developments

Notes Redemption

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

On May 15, 2025 (the “2030 Subordinated Notes Redemption Date”), we redeemed all of our outstanding 5.75% Fixed-to-Floating Subordinated Notes due 2030 (the “2030 Subordinated Notes”) at a redemption price equal to the aggregate principal amount of $50 million, plus accrued and unpaid interest to, but excluding, the 2030 Subordinated Notes Redemption Date (collectively, the “2030 Subordinated Notes Redemption Price”). The redemption of the 2030 Subordinated Notes was pursuant to the First Supplemental Indenture, dated as of May 11, 2020 (the “First Supplemental Indenture”), to the Indenture, dated as of May 11, 2020, between the Company and U.S. Bank National Association, as Trustee, which permitted the redemption of the 2030 Subordinated Notes beginning on May 15, 2025 (the date on which the 2030 Subordinated Notes converted from fixed to floating rate). The Company irrevocably deposited with the Trustee funds using cash on hand in an amount sufficient to pay the 2030 Subordinated Notes Redemption Price on the 2030 Subordinated Notes Redemption Date to satisfy and discharge its obligations under the 2030 Subordinated Notes and the First Supplemental Indenture.

Merchant Bank Transaction

In January 2025, our merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc. to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the sale of the operations associated with our approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. Our aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. An initial pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on our aggregate interest in Moser Holdings, LLC and reported primarily as a component of other noninterest income within the consolidated statements of operations. Subsequently, during 2025, we recorded additional net adjustments associated with our aggregate interest in Moser Holdings, LLC and the liquidation Atlas common stock that resulted in an aggregate pre-tax gain during 2025 of $27.8 million ($21.6 million net of tax). The gain is subject to change given customary post-closing adjustments and the liquidation of Moser Holdings, LLC.

Settlement Agreement & Releases

In April 2025, PrimeLending entered into multiple Settlement Agreement & Releases (the “Settlements”) related to a matter whereby PrimeLending received an aggregate of $9.5 million from the respective parties thereto. The full amount associated with the Settlements was recorded within other noninterest income in the consolidated statement of operations during the second quarter of 2025.

Economic Environment

Our balance sheet, operating results and certain metrics during 2025 reflected uncertainty around general economic, market and business conditions that remain uncertain for 2026. The extent of the impacts of uncertain economic conditions on our financial performance during 2026 will depend in part on several developments outside of our control including, among others, changes in the political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. These economic conditions, coupled with exposure to changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains within our business segments during 2024 and 2025 have had, and are expected to continue to have, an adverse impact on our operating results during 2026.

Uncertainty around general economic, market and business conditions impacts our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs. Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower cash flow. While all industries could experience volatility and adverse impacts, certain of our loan portfolio industry sectors and subsectors, including office buildings, retail, hotel/motel and auto note financing, have an increased level of risk given business and consumer sensitivity to interest rates and the size and permanence of tariffs. Refer to the discussions in the “Financial Condition – Loan Portfolio” and “Financial Condition – Allowance for Credit Losses” sections that follow for more details regarding the Bank’s loan portfolio and significant assumptions and estimates involved in estimating credit losses.

Historically, high-profile banking failures have periodically increased market uncertainty and concerns associated with banking sector liquidity positions, increased regulatory scrutiny and underscored the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2024, we increased interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. Throughout 2024, we experienced net interest margin compression reflecting deposit repricing activity and demand deposit migration into interest-bearing accounts. Despite deposit costs remaining elevated throughout 2025, we took actions to reduce the interest paid on our interest-bearing deposits. Additionally, at December 31, 2025, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

We expect that overall deposit funding costs will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at December 31, 2025.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve, and the continued active management of deposits and related funding costs that persisted through 2024 and 2025, to continue in 2026.

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

Continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products have resulted in a challenging environment associated with the mortgage origination segment’s short- and long-term financial condition, resulting in variability in its operating results.

Given the potential impacts of the operating performance of our reporting segments and overall economic conditions, actual results may differ materially from our current estimates as the scope of such impacts evolves or if the duration of business disruptions are longer than currently anticipated. We further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. Accordingly, at the conclusion of the annual assessments, we determined that as of October 1, 2025 it was more likely than not that the fair value of goodwill and other intangible assets exceeded their respective carrying values. We continue to monitor developments regarding overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

To the extent future operating performance of our reporting segments remain challenged and below forecasted projections during 2026, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

	Year Ended December 31,			Variance 2025 vs 2024		Variance 2024 vs 2023
	2025	2024	2023	Amount	Percent	Amount	Percent
Net interest income (expense):
Banking	$382,052	$372,546	$397,936	$9,506	3	$(25,390)	(6)
Broker-Dealer	50,272	48,942	52,894	1,330	3	(3,952)	(7)
Mortgage Origination	(7,934)	(16,867)	(20,305)	8,933	53	3,438	17
Corporate	(283)	(12,838)	(12,961)	12,555	98	123	1
All Other and Eliminations (1)	16,599	26,015	49,283	(9,416)	(36)	(23,268)	(47)
Hilltop Consolidated	$440,706	$417,798	$466,847	$22,908	5	$(49,049)	(11)

Provision for (reversal of) credit losses:
Banking	$7,335	$992	$18,525	$6,343	639	$(17,533)	(95)
Broker-Dealer	(24)	(51)	(133)	27	53	82	62
Mortgage Origination	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—
Hilltop Consolidated	$7,311	$941	$18,392	$6,370	677	$(17,451)	(95)

Noninterest income:
Banking	$46,058	$43,295	$45,830	$2,763	6	$(2,535)	(6)
Broker-Dealer	450,754	422,801	403,538	27,953	7	19,263	5
Mortgage Origination	310,876	313,229	316,840	(2,353)	(1)	(3,611)	(1)
Corporate	51,137	18,515	12,887	32,622	176	5,628	44
All Other and Eliminations (1)	(17,684)	(26,884)	(50,122)	9,200	34	23,238	46
Hilltop Consolidated	$841,141	$770,956	$728,973	$70,185	9	$41,983	6

Noninterest expense:
Banking	$227,601	$232,954	$226,234	$(5,353)	(2)	$6,720	3
Broker-Dealer	433,463	408,283	383,024	25,180	6	25,259	7
Mortgage Origination	320,463	330,088	359,285	(9,625)	(3)	(29,197)	(8)
Corporate	73,089	63,110	60,631	9,979	16	2,479	4
All Other and Eliminations	(1,143)	(879)	(865)	(264)	(30)	(14)	(2)
Hilltop Consolidated	$1,053,473	$1,033,556	$1,028,309	$19,917	2	$5,247	1

Income (loss) before taxes:
Banking	$193,174	$181,895	$199,007	$11,279	6	$(17,112)	(9)
Broker-Dealer	67,587	63,511	73,541	4,076	6	(10,030)	(14)
Mortgage Origination	(17,521)	(33,726)	(62,750)	16,205	48	29,024	46
Corporate	(22,235)	(57,433)	(60,705)	35,198	61	3,272	5
All Other and Eliminations	58	10	26	48	480	(16)	(62)
Hilltop Consolidated	$221,063	$154,257	$149,119	$66,806	43	$5,138	3
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $440.7 million in net interest income during 2025, compared with net interest income of $417.8 million and $466.8 million during 2024 and 2023, respectively. The change in reportable business segment net interest income during 2025, compared with 2024, primarily reflected significant improvements within corporate and the banking and mortgage origination segments.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $253.8 million, $250.8 million and $218.9 million in principal transactions, commissions and fees and $181.3 million, $143.0 million and $134.3 million in investment banking, advisory and administrative fees during 2025, 2024 and 2023, respectively.
(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During 2025, 2024 and 2023, we generated $301.2 million, $313.1 million and $316.7 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $841.1 million, $771.0 million and $729.0 million in noninterest income during 2025, 2024 and 2023, respectively. The increase in noninterest income during 2025, compared with 2024, was predominantly attributable, as noted in the segment results table previously presented, primarily due to an increase in pre-tax gains associated with merchant bank equity investment activity within corporate and increased noninterest income within our broker-dealer segment from increased investment banking, advisory and administrative fees partially offset by a reduction in principal transactions, commission and fees.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during 2025 was $165.6 million, or $2.64 per diluted share, compared with $113.2 million, or $1.74 per diluted share, during 2024, and $109.6 million, or $1.69 per diluted share, during 2023. Hilltop’s financial results during 2025 and 2024, compared with 2024 and 2023, respectively, are discussed in more detail below and within the respective “Banking Segment,” “Broker-Dealer Segment,” “Mortgage Origination Segment” and “Corporate” segment results sections that follow.

Certain items included in net income during 2025, 2024 and 2023 resulted from purchase accounting associated with the PlainsCapital Merger, the FNB Transaction, the SWS Merger and the BORO Acquisition (collectively, the “Bank Transactions”). Income before income taxes during 2025, 2024 and 2023 included net accretion on earning assets and liabilities of $3.1 million, $5.1 million and $8.6 million, respectively, and amortization of identifiable intangibles of $1.0 million, $1.8 million and $2.9 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Year Ended December 31,
	2025	2024	2023
Return on average stockholders' equity (1)	7.60%	5.29%	5.31%
Return on average assets (2)	1.10%	0.78%	0.71%
Net interest margin (3) (4)	2.98%	2.81%	3.07%
Leverage ratio (5) (end of year)	12.78%	12.57%	12.23%
Common equity Tier 1 risk-based capital ratio (6) (end of year)	19.70%	21.23%	19.32%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both net interest margin and taxable equivalent net interest margin by 27 basis points, 24 basis points and 26 basis points during 2025, 2024 and 2023, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

We present net interest margin and net interest income on a taxable-equivalent basis below. Net interest margin (taxable equivalent), a non-GAAP measure, is defined as taxable equivalent net interest income divided by average interest earning assets. Taxable equivalent adjustments are based on the applicable corporate federal income tax rate of 21% for all periods presented. The Company performs periodic reviews of the classification and categorization of the components impacting the calculation of net interest margin. The interest income earned on certain earning assets is completely or partially exempt from federal income tax. As such, these tax-exempt instruments typically yield lower returns than taxable investments. To provide more meaningful comparisons of net interest margins for all earning assets, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable investments.

During 2025, 2024 and 2023, purchase accounting contributed 2, 4 and 6 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.00%, 2.83% and 3.09%, respectively. The purchase accounting activity is primarily related to the accretion of discount on loans which totaled $3.1 million, $5.1 million and $8.6 million during 2025, 2024 and 2023, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Year Ended December 31,
	2025			2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$867,819	$53,173	6.04%	$934,983	$53,073	5.60%	$944,470	$53,736	5.69%
Loans held for investment, gross (1)	8,079,525	472,631	5.85%	7,921,528	491,432	6.20%	7,950,878	488,538	6.23%
Investment securities - taxable	2,473,448	101,133	4.09%	2,537,856	107,007	4.16%	2,726,763	108,250	3.97%
Investment securities - non-taxable (2)	367,405	15,965	4.35%	324,684	12,638	3.84%	363,493	13,463	3.70%
Federal funds sold and securities purchased under agreements to resell	83,809	5,220	6.23%	98,337	7,232	7.35%	145,696	8,954	6.15%
Interest-bearing deposits in other financial institutions	1,347,736	56,014	4.16%	1,526,748	75,633	4.95%	1,597,865	79,657	4.99%
Securities borrowed	1,432,071	75,281	5.18%	1,355,554	77,785	5.66%	1,409,765	71,924	5.03%
Other	125,634	7,876	6.27%	159,141	14,041	8.82%	65,912	16,554	25.11%
Interest-earning assets, gross (2)	14,777,447	787,293	5.33%	14,858,831	838,841	5.65%	15,204,842	841,076	5.53%
Allowance for credit losses	(99,869)			(110,123)			(103,975)
Interest-earning assets, net	14,677,578			14,748,708			15,100,867
Noninterest-earning assets	970,075			1,130,198			1,404,393
Total assets	$15,647,653			$15,878,906			$16,505,260

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,960,778	$228,275	2.87%	$7,822,536	$275,291	3.52%	$7,711,570	$223,179	2.89%
Securities loaned	1,424,189	67,848	4.76%	1,335,155	72,614	5.44%	1,331,443	65,175	4.90%
Notes payable and other borrowings	964,521	47,221	4.90%	1,397,313	70,686	5.06%	1,579,170	83,174	5.27%
Total interest-bearing liabilities	10,349,488	343,344	3.32%	10,555,004	418,591	3.97%	10,622,183	371,528	3.50%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,730,336			2,824,450			3,441,437
Other liabilities	360,196			332,340			351,938
Total liabilities	13,440,020			13,711,794			14,415,558
Stockholders’ equity	2,180,098			2,139,732			2,063,174
Noncontrolling interest	27,535			27,380			26,528
Total liabilities and stockholders' equity	$15,647,653			$15,878,906			$16,505,260

Net interest income (2)		$443,949			$420,250			$469,548
Net interest spread (2)			2.01%			1.68%			2.03%
Net interest margin (2)			3.00%			2.83%			3.09%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $3.2 million, $2.5 million and $2.7 million during 2025, 2024 and 2023, respectively.

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

On a consolidated basis, the changes in net interest income during 2025, compared with 2024, were primarily due to decreased costs of deposits from rate decreases and decreased interest costs from the redemption of certain notes payable, partially offset by decreased interest income from loans held for investment yields and interest-bearing deposit yields from rate decreases. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During 2025, the provision for credit losses was primarily driven by a build in the allowance related to specific reserves and higher net charge-offs, partially offset by changes in the U.S. economic outlook and portfolio changes associated with collectively evaluated loans, including changes in loan mix and risk rating grade migration since December 31, 2024. During 2024, the provision for credit losses reflected a build in the allowance related to specific reserves, significantly offset by both the change in the U.S. economic outlook and changes in the collectively evaluated loan portfolio. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during 2025, compared with 2024, primarily due to a pre-tax gain of $27.8 million associated with the sale of operations by a merchant bank equity investment in the first quarter of 2025, while other changes between periods included net increases within the broker-dealer segment’s public finance, wealth management and fixed income business lines, partially offset by a net decrease within the broker-dealer segment’s structured finance business line, and increases in net gains from sale of loans and other mortgage production income within our mortgage loan origination segment, partially offset by a decrease of mortgage loan origination fees within our mortgage origination segment. The increase in noninterest income during 2024, compared with 2023, was primarily due to net increases within the broker-dealer segment’s structured finance and public finance services business lines, an increase in pre-tax gains associated with the sale of merchant bank equity investments within corporate and increases in mortgage loan gains from sale of loans within the mortgage origination segment, partially offset by declines in mortgage loan origination fees and other related income within the mortgage origination segment and declines within the broker-dealer segment’s fixed income services and wealth management business lines.

Noninterest expense increased during 2025, compared with 2024, primarily due to increases in both variable and non-variable compensation within our broker-dealer segment and an increase in variable compensation within our mortgage origination segment and within corporate associated with the sale of certain merchant bank equity investments during 2025, partially offset by a decrease in other segment operating costs within our mortgage origination segment. We continued to experience increases in certain noninterest expenses during 2025 and 2024, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue during 2026.

Effective income tax rates were 22.2%, 20.1% and 20.9% for 2025, 2024 and 2023, respectively. The effective tax rate for 2025 was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments, state refund claims and return to provision adjustments. The effective tax rate for 2024 was lower than the applicable statutory rate primarily due to investments in tax-exempt instruments, state refund claims and return to provision adjustments, partially offset by the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Year Ended December 31,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net interest income	$382,052	$372,546	$397,936	$9,506	$(25,390)
Provision for credit losses	7,335	992	18,525	6,343	(17,533)
Noninterest income	46,058	43,295	45,830	2,763	(2,535)
Noninterest expense	227,601	232,954	226,234	(5,353)	6,720
Income before income taxes	$193,174	$181,895	$199,007	$11,279	$(17,112)

The increase in income before income taxes during 2025, compared with 2024, was primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by an increase in the provision for credit losses. The decrease in income before income taxes during 2024, compared with 2023, was primarily due to a decline in net interest income and an increase in noninterest expense, partially offset by a decline in the provision for credit losses. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment’s cost of deposits decreased during 2025 primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate. We are continuing to actively manage our overall deposit costs and anticipate potential opportunities to further lower interest-bearing deposit rates. Future decisions on the costs of deposits will be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Year Ended December 31,
	2025	2024	2023
Efficiency ratio (1)	53.16%	56.02%	50.98%
Return on average assets (2)	1.17%	1.10%	1.15%
Net interest margin (3)	3.16%	3.04%	3.13%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.22)%	(0.15)%	(0.03)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net charge-offs to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During 2025, 2024 and 2023, purchase accounting contributed 3, 4 and 7 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.17%, 3.04% and 3.14%, respectively. These purchase accounting items are primarily related to accretion of discount on loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Year Ended December 31,
	2025			2024			2023
	Average	Interest	Annualized	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$11,408	$649	5.69%	$8,642	$126	1.46%	$—	$—	—%
Loans held for investment, gross (1)	7,736,521	447,602	5.78%	7,685,903	463,133	6.02%	7,786,984	454,132	5.83%
Subsidiary warehouse lines of credit	861,671	60,173	6.89%	866,178	68,786	7.83%	867,011	70,024	7.97%
Investment securities - taxable	2,053,388	66,902	3.26%	2,094,809	70,051	3.34%	2,284,654	72,771	3.19%
Investment securities - non-taxable (2)	107,249	3,793	3.54%	109,720	3,717	3.39%	112,408	3,907	3.48%
Federal funds sold and securities purchased under agreements to resell	41,141	1,919	4.66%	72,512	3,990	5.50%	67,011	3,575	5.41%
Interest-bearing deposits in other financial institutions	1,239,929	53,813	4.34%	1,381,911	71,974	5.21%	1,543,471	79,657	5.16%
Other	38,485	1,591	4.14%	38,155	1,723	4.52%	50,673	2,353	4.64%
Interest-earning assets, gross (2)	12,089,792	636,442	5.26%	12,257,830	683,500	5.58%	12,712,212	686,419	5.40%
Allowance for credit losses	(99,770)			(109,975)			(103,180)
Interest-earning assets, net	11,990,022			12,147,855			12,609,032
Noninterest-earning assets	747,901			781,834			848,093
Total assets	$12,737,923			$12,929,689			$13,457,125

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,974,038	$246,702	3.09%	$7,747,864	$296,505	3.83%	$7,578,587	$265,560	3.50%
Notes payable and other borrowings	282,693	7,000	2.48%	476,666	13,870	2.91%	579,462	22,230	3.84%
Total interest-bearing liabilities	8,256,731	253,702	3.07%	8,224,530	310,375	3.77%	8,158,049	287,790	3.53%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,887,595			3,048,989			3,582,356
Other liabilities	93,095			103,531			156,980
Total liabilities	11,237,421			11,377,050			11,897,385
Stockholders’ equity	1,500,502			1,552,639			1,559,740
Total liabilities and stockholders’ equity	$12,737,923			$12,929,689			$13,457,125

Net interest income (2)		$382,740			$373,125			$398,629
Net interest spread (2)			2.19%			1.81%			1.87%
Net interest margin (2)			3.17%			3.04%			3.14%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all periods presented. The adjustment to interest income was $0.7 million, $0.6 million and $0.7 million during 2025, 2024 and 2023, respectively.

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

	Year Ended December 31,
	2025 vs. 2024			2024 vs. 2023
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$40	$483	$523	$—	$126	$126
Loans held for investment, gross (2)	3,047	(18,578)	(15,531)	(5,893)	14,894	9,001
Subsidiary warehouse lines of credit (3)	(353)	(8,260)	(8,613)	(66)	(1,172)	(1,238)
Investment securities - taxable	(1,383)	(1,766)	(3,149)	(6,047)	3,327	(2,720)
Investment securities - non-taxable (4)	(84)	160	76	(93)	(97)	(190)
Federal funds sold and securities purchased under agreements to resell	(1,725)	(346)	(2,071)	298	117	415
Interest-bearing deposits in other financial institutions	(7,397)	(10,764)	(18,161)	(8,338)	655	(7,683)
Other	15	(147)	(132)	(581)	(49)	(630)
Total interest income (4)	(7,840)	(39,218)	(47,058)	(20,720)	17,801	(2,919)

Interest expense
Deposits	$8,662	$(58,465)	$(49,803)	$5,932	$25,013	$30,945
Notes payable and other borrowings	(5,645)	(1,225)	(6,870)	(3,944)	(4,416)	(8,360)
Total interest expense	3,017	(59,690)	(56,673)	1,988	20,597	22,585

Net interest income (4)	$(10,857)	$20,472	$9,615	$(22,708)	$(2,796)	$(25,504)
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included a decline during 2025 of $1.9 million in accretion of discount on loans, compared with 2024, and a decrease of $3.6 million during 2024, compared with 2023. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transaction are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of December 31, 2025, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The increases in net interest income during 2025, compared to 2024, as noted in the table above, were primarily driven by decreased funding costs on our deposit products from rate decreases, partially offset by decreased earnings on interest-earning assets, primarily loan and warehouse line of credit yields and investment securities. The decreases in net interest income during 2024, compared to 2023, were primarily driven by the increased funding costs on our deposit products from rate increases in 2023, the migration from non-interest-bearing deposits into interest-bearing products during the year-over-year period, and decreases in average loans held for investment, investment securities and deposits held in other financial institutions, partially offset by increased earnings on interest-earning assets, primarily loan yields.

The average rate paid on interest-bearing liabilities decreased 70 basis points from 3.77% for 2024 to 3.07% for 2025, while the average yield on interest-earning assets decreased 32 basis points from 5.58% for 2024 to 5.26% for 2025.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At December 31, 2025, approximately $561 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 21% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits decreased during 2025, compared to 2024. While we expect such costs during 2026 will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. The Bank’s deposit base primarily includes a combination of commercial, wealth, and public funds deposits, without a high level of industry concentration. At December 31, 2025, total estimated uninsured deposits were $5.9 billion, or approximately 54% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $693.9 million and internal accounts of $302.8 million, were $4.9 billion, or approximately 45% of total deposits.

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

During 2025, 2024 and 2023, the banking segment retained approximately $185.4 million, $124.3 million and $140.3 million, respectively, in mortgage loans originated by the mortgage origination segment. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of the changing economic outlook, macroeconomic forecast assumptions and resulting impact on reserves. Specifically, during 2025, the banking segment’s provision for credit losses was primarily driven by a build in the allowance related to specific reserves and higher net charge-offs, partially offset by changes in the U.S. economic outlook and portfolio changes associated with collectively evaluated loans, including changes in loan mix and risk rating grade migration since December 31, 2024. The net impact to the allowance of changes associated with individually evaluated loans during 2025 included a provision for credit losses of $13.5 million, while collectively evaluated loans during 2025 included a reversal of credit losses of $6.2 million. The change in the allowance during 2025 was also impacted by net charge-offs of $16.9 million. Of the $16.9 million of net charge-offs at December 31, 2025, $11.5 million was comprised of three credit relationships associated with commercial and industrial loans within the auto note financing industry subsector. During 2024, the banking segment’s provision for credit losses reflected a build in the allowance related to specific reserves since December 31, 2023, significantly offset by both the change in the U.S. economic outlook and changes in the collectively evaluated loan portfolio. The net impact to the allowance of changes associated with individually evaluated loans during 2024 included a provision for credit losses of $15.2 million, while collectively evaluated loans during 2024 included a reversal of credit losses of $14.2 million. The change in the allowance during 2024 was also impacted by net charge-offs of $11.2 million. During 2023, the banking segment’s provision for credit losses reflected a build in the allowance related to loan portfolio changes since December 31, 2022 and a deteriorating outlook for commercial real estate markets. The net impact to the allowance of changes associated with collectively evaluated loans during 2023 included a provision for credit losses of $12.7 million, while individually evaluated loans included a provision for credit losses of $5.8 million. The change in the allowance during 2023 was also impacted by net charge-offs of $2.4 million. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan growth, loan mix, and changes in risk grades and qualitative factors from the prior quarter. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

The banking segment’s noninterest income increased during 2025, compared with 2024, primarily due to the receipt of a legal restitution payment during the second quarter of 2025 that compensated the Bank for previously incurred losses, partially offset by a decrease in oil and gas management fees. Noninterest income during 2024, compared with 2023, decreased primarily due to valuation adjustments associated with the sale of a single loan from loans held for sale during the second quarter of 2024 and a decrease in oil and gas management fees, partially offset by an increase in service charges on depositor accounts.

The banking segment’s noninterest expenses decreased during 2025, compared with 2024, primarily due to decreases in occupancy and equipment expenses and professional fees, partially offset by an increase in employees’ compensation and benefits. The decrease in professional fees during 2025 was driven by the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred. Noninterest expenses during 2024, compared with 2023, increased primarily due to a long-lived asset impairment charge of $4.8 million associated with one of the Bank’s support facilities that management has the intent to sell. The facility was written down to the estimated fair value of the property less the estimated costs to sell. Additionally, during 2024, the Bank incurred one-time compensation expenses associated with Bank leadership changes, partially offset by decreases in professional fees.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Year Ended December 31,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net interest income:
Wealth management:
Securities lending	$7,433	$5,171	$6,749	$2,262	$(1,578)
Clearing services	9,412	10,490	8,064	(1,078)	2,426
Structured finance (1)	10,824	8,467	9,893	2,357	(1,426)
Fixed income services (1)	246	(2,473)	(304)	2,719	(2,169)
Other (1)	22,357	27,287	28,492	(4,930)	(1,205)
Total net interest income	50,272	48,942	52,894	1,330	(3,952)
Noninterest income:
Principal transactions, commissions and fees by business line (2) (3):
Fixed income services	49,375	46,765	57,548	2,610	(10,783)
Wealth management:
Retail	94,523	86,638	90,153	7,885	(3,515)
Clearing services	36,111	35,948	40,083	163	(4,135)
Structured finance	87,150	102,567	75,480	(15,417)	27,087
Other	2,053	3,706	2,792	(1,653)	914
	269,212	275,624	266,056	(6,412)	9,568
Investment banking, advisory and administrative fees by business line (1) (2):
Public finance services	126,754	97,937	89,398	28,817	8,539
Fixed income services	7,055	5,079	10,658	1,976	(5,579)
Wealth management:
Retail	42,724	36,437	31,016	6,287	5,421
Clearing services	2,431	1,889	1,660	542	229
Structured finance	2,168	1,302	1,351	866	(49)
Other	334	346	244	(12)	102
	181,466	142,990	134,327	38,476	8,663

Other (1) (2):	76	4,187	3,155	(4,111)	1,032
Total noninterest income	450,754	422,801	403,538	27,953	19,263
Net revenue (4)	501,026	471,743	456,432	29,283	15,311
Noninterest expense:
Variable compensation (5)	169,845	153,062	144,984	16,783	8,078
Non-variable compensation and benefits	142,070	133,638	121,411	8,432	12,227
Segment operating costs (6)	121,524	121,532	116,496	(8)	5,036
Total noninterest expense	433,439	408,232	382,891	25,207	25,341

Income before income taxes	$67,587	$63,511	$73,541	$4,076	$(10,030)
(1)	Noted balances during the prior period include certain reclassifications due to the restructuring of certain business lines to conform to current period presentation.
(2)	During 2025, certain financial statement line items within the noninterest income section of the consolidated income statement were reclassified to better align disclosures to business activities. These reclassifications were applied retrospectively to all prior periods presented. Total noninterest income did not change as a result of these reclassifications.
(3)	Principal transactions, commissions and fees includes income from FDIC sweep investments with the banking segment of $15.4 million, $24.9 million, and $47.1 million during 2025, 2024, and 2023, respectively, that is eliminated in consolidation.
(4)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is a primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(5)	Variable compensation represents performance-based commissions and incentives.
(6)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increases in net revenue and income before income taxes during 2025, compared with 2024, was primarily due to improved net revenues within our public finance services, fixed income services and wealth management business lines, partially offset by a decline in net revenues within our structured finance business line and increases in segment compensation costs. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to improved fees earned from banking services. The increase in fixed income services business line’s net revenues was primarily due to improved market conditions resulting in the increase in net revenues from fixed income sales and trading activities, in particular, from municipal products. The increase in the wealth management business line’s net revenue was driven by an increase in advisory fees revenues generated from customer assets under management. The decrease in the structured finance business line’s net revenues was primarily due to a decrease in trading gains from the to-be-announced (“TBA”) business partially offset by commissions earned on commodities and securitized mortgage-backed securities transactions. Income before income taxes for the year ended December 31, 2025 was impacted by the changes in net revenues as described above and a net increase in noninterest expense.

The increase in net revenue and the decline in income before income taxes during 2024, compared with 2023, was primarily due to improved period-over-period results within our structured finance and public finance services business lines, partially offset by declines within our fixed income services and wealth management business lines and increases in segment compensation costs. The increase in the structured finance business line’s net revenues was primarily due to an increase in trading gains from the TBA business and commissions earned on commodities transactions. The increase in net revenues in the broker-dealer segment’s public finance services business line was primarily due to fees earned from managed assets and municipal advisory revenues. The wealth management business line’s net revenue decrease was driven by decreases in commissions earned from our FDIC sweep program on lower customer balances. These decreases were partially offset by improved advisory fees revenues generated from customer assets under management. The decrease in net revenues in the broker-dealer segment’s fixed income services business line was primarily due to declines in revenues from net interest income earned on inventory positions and trading profits. Income before income taxes for the year ended December 31, 2024 was impacted by the changes in net revenues as described above and a net increase in noninterest expense.

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

In the broker-dealer segment, interest is earned from securities lending activities, interest charged on customer margin loan balances and interest earned on investment securities used to support sales, underwriting and other customer activities. During 2025, compared with 2024, along with the increase in our stock lending activities, the broker-dealer segment experienced an increase in net interest earned on inventory positions within the fixed income services and structured finance business lines, partially offset by the net interest earned on our correspondent inventory positions. The decrease in net interest income during 2024, compared with 2023, was primarily due to the decrease in the net interest income from the fixed income services business line due to decreases in net interest earned on inventory positions.

Noninterest income increased during 2025, compared with 2024, primarily due to increases in investment banking, advisory and administrative fees, partially offset by decreases in principal transactions, commissions and fees and other noninterest income. Noninterest income increased during 2024, compared with 2023, primarily due to increases in principal transactions, commissions and fees, investment banking, advisory and administrative fees and other noninterest income.

Principal transactions, commissions and fees decreased during 2025, compared with 2024, primarily due to decreases in trading gains earned from our structured finance business line, partially offset by increases in commodities and insurance product sales commissions and earnings from our fixed income services line of business. Principal transactions, commissions and fees increased during 2024, compared with 2023, primarily due to an increase in the broker-dealer segment’s structured finance business line due to an increase in commissions earned on commodities transactions and increases in trading gains earned from structured finance trading activities. Buy-side demand improved resulting in increases in the structured finance business line for 2024, when compared to 2023. The increase in principal transactions, commissions and fees during 2024, compared with 2023, was partially offset by the decreases in the fixed income services and wealth management business lines. The decrease in the fixed income services business line was primarily due to decreased trading gains driven by municipal and taxable securities trading despite the increase in trading volumes. The declines in principal transactions, commissions and fees in the broker-dealer segment’s wealth management business line was due to decreases in FDIC sweep revenues and net clearing revenues, as well as a decline in commissions earned on insurance product sales.

Investment banking advisory and administrative fees increased during 2025, compared with 2024, primarily due to increases in fees earned from managed assets and municipal advisory transactions. Investment banking advisory and administrative fees increased during 2024, compared with 2023, primarily due to increases in fees earned from managed assets and municipal advisory transactions.

The increase in noninterest expenses during 2025, compared with 2024, was due to increases in segment compensation primarily from increased variable compensation, health insurance and severance costs. The increase in noninterest expenses during 2024, compared with 2023, was due to increases in segment compensation and other segment operating costs, primarily quotation expenses.

The following table provides selected information concerning the broker-dealer segment, including key performance indicators (dollars in thousands).

	Year Ended December 31,
	2025	2024	2023
Total compensation as a % of net revenue (1)	62.3%	60.8%	58.4%
Pre-tax margin (2)	13.5%	13.5%	16.1%
FDIC insured program balances at the Bank (end of year)	$100,127	$572,188	$1,132,106
Other FDIC insured program balances (end of year)	$1,748,451	$1,350,298	$852,653
Customer funds on deposit, including short credits (end of year)	$196,166	$258,480	$223,414

Public finance services:
Number of issues	1,000	901	804
Aggregate amount of offerings	$84,220,014	$63,343,100	$46,343,892

Structured finance:
Lock production/TBA volume	$4,448,200	$4,628,337	$6,468,566

Fixed income services:
Total volumes	$193,754,298	$384,976,739	$259,412,621
Net inventory (end of year)	$579,418	$457,946	$481,052

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of year)	90	92	92
Independent registered representatives (end of year)	150	166	186
Correspondents (end of year)	93	99	105
Correspondent receivables (end of year)	$108,562	$150,013	$119,996
Customer margin balances (end of year)	$233,367	$212,070	$223,384

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of year) (3)	$1,501,548	$1,292,576	$1,407,110
Interest-bearing liabilities - stock loaned (end of year)	$1,495,133	$1,291,725	$1,371,896
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during all prior periods include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Year Ended December 31,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net interest income (expense)	$(7,934)	$(16,867)	$(20,305)	$8,933	$3,438
Noninterest income	310,876	313,229	316,840	(2,353)	(3,611)
Noninterest expense	320,463	330,088	359,285	(9,625)	(29,197)
Loss before income taxes	$(17,521)	$(33,726)	$(62,750)	$16,205	$29,024

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from purchases of homes during the spring and summer months, when more people tend to move and buy or sell homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, net increases in mortgage interest rates since 2022 have negatively impacted home purchase volume through 2025. The effect of this trend was compounded by periods of broader economic uncertainty during that time. Mortgage interest rates fluctuated slightly during the first half of 2025, followed by a gradual and modest decline during the second half of 2025. During the fourth quarter of 2025, average mortgage interest rates decreased compared to average mortgage rates during the fourth quarter of 2024. See details regarding loan origination volume in the table below.

Current trends, as well as typical historical patterns in loan origination volume from purchases of homes or from refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. Between 2023 and 2025, certain events initially triggered as early as 2022 have continued to challenge total mortgage market origination volumes because of their effect on the economy, including an increase in average interest rates during this period when compared to the average of the three years prior to 2023, the Federal Reserve’s actions and communications, geopolitical events and ongoing economic uncertainty. During 2025, specific developments driving economic uncertainty include the United States government’s position on increasing tariffs on foreign imports and reciprocal tariffs imposed by numerous United States foreign trading partners on United States exports and the government’s passage of a comprehensive tax and spending bill. Between September 2024 and December 2024, the Federal Reserve cut the target range for the federal funds rate by 100 basis points to 4.25% - 4.5%. These were the first reductions since March 2022 when the target range was 0.25% - 0.50%. Between September 2025 and December 2025, the Federal Reserve cut the target range for the federal funds rate by another 75 basis points to 3.5% - 3.75%. Since the rate cuts occurred during the later part of 2025, they had modest impact on total 2025 loan origination volumes. Despite the reduction in the federal fund rates during 2024, average mortgage interest rates increased during the first six months of 2025, when compared to the fourth quarter of 2024. However, during the last six months of 2025 average mortgage interest rates decreased to levels not observed since the first half of 2023. We expect loan production during the first quarter of 2026 to decrease compared to the fourth quarter of 2025, consistent with historical trends. During the third quarter of 2025, PrimeLending reduced a portion of its underwriting, loan fulfillment, operations and corporate headcount to address current mortgage market production challenges. Anticipated annual savings associated with these reductions approximate $4.4 million.

PrimeLending continues to evaluate its cost structure to address the current mortgage environment and we believe that ongoing cost-saving initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. Due to conditions and challenges discussed in detail within this section of segment results, the mortgage origination segment experienced operating losses during 2024 and 2025. While the mortgage origination segment reported income before income taxes during the second quarter of 2025, an operating loss would have been experienced if not for the receipt by PrimeLending of $9.5 million associated with the Settlements. In light of these current macroeconomic challenges in the mortgage industry including tight housing inventories and mortgage interest rate levels, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a GNMA approved lender, we are subject to minimum capital, leverage, net worth and liquidity requirements established by HUD and GNMA, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA leverage ratio”). If this occurs, certain additional financial reporting submissions are required. During the first quarter of 2024, the HUD operating loss ratio was 22.6%, while during the second quarter of 2024, PrimeLending reported a HUD operating gain. During the third and fourth quarters of 2024 and the first, third and fourth quarters of 2025, the operating loss ratios were below the 20% threshold at 14.4%, 16.6%, 12.9%, 10.3% and 7.3%, respectively. PrimeLending reported a HUD operating gain during the second quarter of 2025. During the first and second quarters of 2024, the GNMA leverage ratio was 5.56% and 4.41%, respectively. Including two $10 million capital infusions received by PrimeLending from its parent company, PlainsCapital Bank, between September and December 2024 totaling $20 million, the GNMA leverage ratio increased to 6.38% and 6.36% during the third and fourth quarters of 2024, respectively. During 2025, PrimeLending received additional capital infusions from PlainsCapital Bank totaling $25 million and the GNMA leverage ratio remained above the required 6% at 7.12%, 6.30%, 7.35% and 6.73% during each consecutive quarter of 2025, respectively. Any of these trends requiring notification to GNMA and HUD have been reported to those entities, respectively. Such capital infusions are possible in future periods, including those in the near-term, based on a range of factors including PrimeLending’s financial performance.

In addition, as a FNMA and FHLMC approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). The FNMA/FHLMC capital ratio exceeded the required 6%, for each quarter during 2025 and 2024, except during the second quarter of 2024, the capital ratio decreased to 5.52%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. During the first, second, third and fourth quarters of 2024, PrimeLending experienced four consecutive quarterly losses; the loss ratios during these periods were 37.5%, 28.9%, 23.9% and 13.7%, respectively. PrimeLending also recognized four consecutive quarterly losses during the first quarter of 2025, when the loss ratio was 10.5%. During the second quarter of 2025 PrimeLending reported an operating gain. PrimeLending reported a loss during both the third and fourth quarters of 2025. Any of these trends requiring notification to FNMA and FHLMC have been reported to those entities, respectively.

The loss before income taxes decreased in 2025, compared with 2024. This decrease was primarily the result of decreases in noninterest expense and net interest expense, partially offset by a decline in noninterest income. The loss before income taxes decreased in 2024, compared with 2023. This decrease was primarily the result of a decrease in noninterest expense.

Average interest rates during the latter part of 2025 experienced a gradual decline from the peak levels reached in 2022. Refinancing volume as a percentage of total origination volume was higher during 2025 at 14.1%, compared to 9.9%, during 2024. Although we anticipate the percentage of refinancing volume relative to total loan origination volume during 2026 will approximate 2025, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with additional lending through its affiliated business arrangements (“ABAs”). For 2025, funded volume through ABAs was approximately 14% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% interest in two ABAs. We expect total production within the ABA channel to continue to approximate 14% of loan volume of the mortgage origination segment during 2026.

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

	Year Ended December 31,
	2025		2024		2023
		% of		% of		% of	Variance
	Amount	Total	Amount	Total	Amount	Total	2025 vs 2024	2024 vs 2023
Mortgage Loan Originations - units	26,904		26,893		26,964		11	(71)

Mortgage Loan Originations - volume:
Conventional	$5,048,439	56.71%	$5,235,729	60.77%	$5,147,101	62.44%	$(187,290)	$88,628
Government	1,991,497	22.37%	1,849,513	21.47%	1,904,237	23.10%	141,984	(54,724)
Jumbo	548,165	6.16%	435,716	5.06%	297,509	3.61%	112,449	138,207
Other	1,313,818	14.76%	1,095,395	12.70%	894,284	10.85%	218,423	201,111
	$8,901,919	100.00%	$8,616,353	100.00%	$8,243,131	100.00%	$285,566	$373,222

Home purchases	$7,643,212	85.86%	$7,759,812	90.06%	$7,701,758	93.43%	$(116,600)	$58,054
Refinancings	1,258,707	14.14%	856,541	9.94%	541,373	6.57%	402,166	315,168
	$8,901,919	100.00%	$8,616,353	100.00%	$8,243,131	100.00%	$285,566	$373,222

Texas	$2,688,314	30.20%	$2,709,566	31.45%	$2,379,425	28.87%	$(21,252)	$330,141
California	696,900	7.83%	661,716	7.68%	647,831	7.86%	35,184	13,885
South Carolina	493,952	5.55%	452,476	5.25%	427,298	5.18%	41,476	25,178
Missouri	381,693	4.29%	373,148	4.33%	304,723	3.70%	8,545	68,425
New York	369,292	4.15%	369,958	4.29%	364,979	4.43%	(666)	4,979
Florida	341,777	3.84%	330,521	3.84%	390,708	4.74%	11,256	(60,187)
Ohio	284,304	3.19%	252,363	2.93%	251,480	3.05%	31,941	883
Washington	274,719	3.09%	244,825	2.84%	192,691	2.34%	29,894	52,134
Arizona	262,323	2.95%	278,043	3.23%	345,738	4.19%	(15,720)	(67,695)
Massachusetts	186,423	2.09%	125,462	1.46%	116,943	1.42%	60,961	8,519
All other states	2,922,222	32.82%	2,818,275	32.70%	2,821,315	34.22%	103,947	(3,040)
	$8,901,919	100.00%	$8,616,353	100.00%	$8,243,131	100.00%	$285,566	$373,222

Mortgage Loan Sales - volume:
Third parties	$8,094,654	97.76%	$8,099,425	98.49%	$7,906,297	98.26%	$(4,771)	$193,128
Banking segment	185,405	2.24%	124,309	1.51%	140,288	1.74%	61,096	(15,979)
	$8,280,059	100.00%	$8,223,734	100.00%	$8,046,585	100.00%	$56,325	$177,149

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

The mortgage origination segment’s total loan origination volume increased 3.3% during 2025, compared with 2024, while loss before income taxes decreased 48.0%, compared with 2024. The decrease in loss before income taxes during 2025 was primarily due to decreases in the loss on the change in the net fair value and related derivative activity associated with mortgage servicing rights assets, servicing fee expense and net interest expense. Additionally, contributing to the decrease was the receipt by PrimeLending of $9.5 million under the Settlements in April 2025. These positive changes were partially offset by unfavorable decreases in servicing fee income, and mortgage loan origination fees and servicing fees. During 2024, the mortgage origination segment’s total loan origination volume increased 4.5% compared with 2023, while loss before income taxes decreased 46.3% during 2024, compared with 2023. The decrease in loss before income taxes during 2024 was primarily due to an increase in average loan sales margin, increases in average value of IRLCs and decreases in non-variable compensation and benefits expense and segment operating costs, partially offset by a decrease in the average value of mortgage loan origination fees and to a lesser extent, decreases in net servicing income and an increase in the loss on the change in the net fair value and related derivative activity related to mortgage servicing rights assets, compared with 2023.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Year Ended December 31,
	2025	2024	2023
Net gains from mortgage loan sales (basis points):
Loans sold to third parties (1)	227	218	194
Broker fee income (2)	12	8	4
Impact of loans retained by banking segment	(6)	(4)	(4)
As reported	233	222	194
Variable compensation as a percentage of total compensation	53.9%	52.6%	47.4%
Mortgage servicing rights asset ($000's) (end of year) (3)	$17,491	$5,723	$96,662
(1)	Net gains from mortgage loans sold to third parties reflects provisions for anticipated indemnification claims and penalties for early payoff of loans which had the effect of lowering such net gains from mortgage loans sold to third parties by 10 basis points, 8 basis points and 4 basis points during 2025, 2024 and 2023, respectively.
(2)	Broker fee income is earned by the mortgage origination segment for facilitating mortgage loan transactions between PrimeLending customers and third-party mortgage lenders when the requested loan products are not offered by PrimeLending.
(3)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit primarily held with the Bank, and related intercompany financing costs. The decreases in net interest expense during 2025 and 2024, compared with 2024 and 2023, respectively, reflect decreases in the negative net interest margin between each year.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net gains from sale of loans	$193,261	$182,937	$156,190	$10,324	$26,747
Mortgage loan origination fees and other related income	102,645	123,066	144,539	(20,421)	(21,473)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	3,704	4,408	832	(704)	3,576
Mortgage servicing rights asset	(1,694)	(19,235)	(16,589)	17,541	(2,646)
Servicing fees	3,445	22,053	31,868	(18,608)	(9,815)
Other	9,515	—	—	9,515	—
Total noninterest income	$310,876	$313,229	$316,840	$(2,353)	$(3,611)

Net gains from sale of loans increased 5.6%, while total loans sales volume increased 0.7% during 2025, compared with 2024. The increase in net gains from sales of loans was primarily due to an increase in average loan sale margin as mortgage loan sale volume remained relatively flat. The 17.1% increase in net gains from sale of loans during 2024, compared with 2023, was primarily the result of an increase in average loan sale margin.

Mortgage loan origination fees and other related income decreased 16.6% during 2025, compared with 2024, primarily due to a decrease in average mortgage loan origination fees, as loan origination volume increased 3.3% during 2025, compared with 2024. The 14.9% decrease in mortgage loan origination fees and other related income during 2024, compared with 2023, was also primarily the result of a decrease in average mortgage loan origination fees as loan origination volume increased 4.5% between the two years.

In April 2025, PrimeLending entered into the Settlements related to a matter whereby PrimeLending received an aggregate of $9.5 million from the respective parties. The full amount associated with the Settlements was recorded within other noninterest income during the second quarter of 2025.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fee are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during 2025, 2024 and 2023 were $185.4 million, $124.3 million and $140.3 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income includes changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The gain recognized during 2025 was primarily due to an increase in the average net value of individual IRLCs and loans held for sale and the related forward commitments between December 31, 2025 and 2024.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During 2025, 2024 and 2023, the mortgage origination segment retained servicing on approximately 10%, 7% and 18%, respectively, of loans sold. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. During 2025, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $1.7 million. These changes were primarily driven by losses totaling $1.0 million and $0.9 million during 2025 to account for portfolio runoff and customer payoffs, respectively. During 2024, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $19.2 million. In addition to normal customer payments and customer payoffs, these changes were primarily driven by losses totaling $12.3 million during 2024, to account for MSR valuation assumption changes, including prepayment and discount rates used as inputs to value the MSR asset, and differences between MSR carrying values and sales prices related to the sale of MSR assets. Fluctuations in the net fair value of the MSR asset driven by net changes in long-term U.S. Treasury bond rates and the related derivatives used to hedge the MSR during 2024 resulted in net losses of $3.2 million. During the second quarter of 2024, the mortgage origination segment signed a letter of intent to sell and completed the sale of MSR assets of $45.1 million, which represented $2.9 billion of its serviced loan volume at the time. In addition, during September 2024, the mortgage origination segment signed a letter of intent to sell MSR assets of $42.6 million, which represented $2.3 billion of its serviced loan volume. This sale was completed during the fourth quarter of 2024. As a result, the mortgage origination segment does not currently expect the level of MSR assets to be significant in the short-term. In addition to gains and losses generated by changes in the net fair value of the MSR asset and related derivatives, net servicing income of $0.8 million and $8.6 million was recognized during 2025 and 2024, respectively. The mortgage origination segment does not currently expect the level of MSR assets to be significant in the short-term.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Year Ended December 31,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Variable compensation	$126,747	$121,720	$118,977	$5,027	$2,743
Non-variable compensation and benefits	108,498	109,573	132,142	(1,075)	(22,569)
Segment operating costs	70,546	76,043	84,864	(5,497)	(8,821)
Lender paid closing costs	11,997	9,332	4,971	2,665	4,361
Servicing expense	2,675	13,420	18,331	(10,745)	(4,911)
Total noninterest expense	$320,463	$330,088	$359,285	$(9,625)	$(29,197)

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

While total loan origination volumes increased 3.3% during 2025, compared with 2024, the aggregate non-variable compensation and benefits of the mortgage origination segment was relatively flat between the same periods. During the third quarter of 2025, PrimeLending reduced a portion of its underwriting, loan fulfillment, operations, and corporate headcount to address current mortgage market production challenges. One-time severance expenses related to this reduction approximated $0.6 million. Anticipated annual savings associated with these reductions approximate $4.4 million. The decrease in non-variable compensation and benefits during 2025, compared to 2024, was primarily due to a decrease in salaries associated with periodic reductions in underwriting and loan fulfillment, operations and corporate headcount as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. The decrease in salaries was partially offset by an increase in health insurance expense. Segment operating costs decreased during 2025, compared with 2024, primarily due to decreases in professional fees and occupancy and software expense. During 2024, compared with 2023, the decrease in segment operating costs was primarily due to decreases in occupancy and software expense.

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

Between January 1, 2016 and December 31, 2025, the mortgage origination segment sold mortgage loans totaling $141.3 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2016, it does not anticipate experiencing significant losses in the future on loans originated prior to 2016 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2016 and December 31, 2025 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$267,116	0.19%	$—	—%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	245,479	0.17%	28,111	0.02%
	$512,595	0.36%	$28,111	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During 2025, there was no adjustment made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At December 31, 2025 and 2024, the mortgage origination segment’s total indemnification liability reserve totaled $6.9 million and $8.1 million, respectively. The related provision for indemnification losses was $3.3 million, $2.8 million and $1.6 million during 2025, 2024 and 2023, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Year Ended December 31,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net interest income (expense)	$(283)	$(12,838)	$(12,961)	$12,555	$123
Noninterest income	51,137	18,515	12,887	32,622	5,628
Noninterest expense	73,089	63,110	60,631	9,979	2,479
Loss before income taxes	$(22,235)	$(57,433)	$(60,705)	$35,198	$3,272

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health and industrial equipment manufacturing, industrial and mechanical construction, and aerospace and defense manufacturing, with an aggregate carrying value of approximately $89 million at December 31, 2025.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during 2025 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during 2025, 2024 and 2023 included recurring annual interest expense of $9.4 million incurred on our $150 million aggregate principal amount of subordinated notes due 2035 (the “2035 Subordinated Notes,” the 2030 Subordinated Notes and the 2035 Subordinated Notes, collectively, the “Subordinated Notes”). Interest expense during 2024 and 2023 also included interest expense of $7.7 million on our outstanding Senior Notes that were redeemed on January 15, 2025 and $1.5 million, $3.0 million and $3.0 million during 2025, 2024 and 2023, respectively, on our 2030 Subordinated Notes that were redeemed on May 15, 2025, respectively. Interest expense during 2025, 2024 and 2023 was $11.5 million, $20.0 million and $20.0 million, respectively.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activity within our merchant bank subsidiary. During 2025, the sale of certain merchant bank equity investments resulted in aggregate pre-tax gains of $30.5 million, which was primarily comprised of a pre-tax gain of $27.8 million ($21.6 million net of tax) related to the sale of operations associated with our aggregate interest in Moser Holdings, LLC. These gain amounts are inclusive of variable compensation expenses reflected within noninterest expense. During 2024, noninterest income included pre-tax gains of $5.3 million associated with the sale of merchant bank equity investments.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During 2025, compared with 2024, the increase in noninterest expenses was primarily driven by variable compensation associated with the sale of certain merchant bank equity investments during 2025 and other changes associated with employees’ compensation and benefits. During 2024, compared with 2023, the increase in noninterest expenses was primarily due to increases associated with software costs and employees’ compensation and benefits, partially offset by a decrease in professional services expenses.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at December 31, 2025 as compared with December 31, 2024 and December 31, 2023.

Securities Portfolio

At December 31, 2025, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	December 31,
	2025	2024	2023
Trading securities, at fair value
U.S. Treasury securities	$123	$2,553	$3,736
U.S. government agencies:
Bonds	37,222	9,984	12,867
Residential mortgage-backed securities	152,343	35,440	124,768
Collateralized mortgage obligations	58,611	125,515	86,281
Other	—	19,877	13,079
Corporate debt securities	41,136	60,594	37,569
States and political subdivisions	295,615	244,076	180,890
Private-label securitized product	9,547	16,208	47,768
Other	22,811	10,669	9,033
	617,408	524,916	515,991
Securities available for sale, at fair value
U.S. Treasury securities	4,943	4,762	4,617
U.S. government agencies:
Bonds	81,207	111,868	166,166
Residential mortgage-backed securities	391,060	341,186	349,870
Commercial mortgage-backed securities	240,336	220,327	191,746
Collateralized mortgage obligations	680,525	657,600	736,481
Corporate debt securities	61,992	29,816	24,418
States and political subdivisions	30,985	30,990	34,297
	1,491,048	1,396,549	1,507,595
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	265,349	255,880	278,172
Commercial mortgage-backed securities	122,636	147,696	172,879
Collateralized mortgage obligations	262,203	257,230	284,208
States and political subdivisions	78,141	77,093	77,418
	728,329	737,899	812,677

Equity securities, at fair value	265	297	321
Total securities portfolio	$2,837,050	$2,659,661	$2,836,584

We had net unrealized losses of $63.0 million, $101.9 million and $114.2 million at December 31, 2025, 2024 and 2023, respectively, related to the available for sale investment portfolio. Within the held to maturity portfolio, we had net unrealized losses of $53.4 million, $88.0 million and $80.8 million at December 31, 2025, 2024 and 2023. Equity securities included net unrealized gains of $0.2 million, $0.2 million and $0.3 million at December 31, 2025, 2024 and 2023, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At December 31, 2025, the banking segment’s securities portfolio of $2.2 billion was comprised of trading securities of $34 thousand, available for sale securities of $1.4 billion, held to maturity securities of $728.3 million and equity securities of $0.3 million, in addition to $10.9 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statements of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $617.4 million at December 31, 2025. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $38.0 million at December 31, 2025.

Corporate

At December 31, 2025, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $62.0 million and other assets of $26.7 million within the consolidated balance sheet.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2025. In addition, as of December 31, 2025, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at December 31, 2025.

The following table sets forth the estimated maturities of our debt securities, excluding trading securities, at December 31, 2025. Contractual maturities may be different (dollars in thousands, yields are tax-equivalent).

	One Year	One Year to	Five Years to	Greater Than
	Or Less	Five Years	Ten Years	Ten Years	Total
U.S. Treasury securities:
Amortized cost	$4,998	—	—	—	$4,998
Fair value	$4,943	—	—	—	$4,943
Weighted average yield (1)	0.87%	—	—	—	0.87%
U.S. government agencies:
Bonds:
Amortized cost	$14,997	$20,639	$23,276	$22,506	$81,418
Fair value	$15,054	$20,639	$23,084	$22,430	$81,207
Weighted average yield (1)	4.70%	4.18%	3.71%	4.50%	4.23%
Residential mortgage-backed securities:
Amortized cost	$115	$4,980	$93,455	$578,370	$676,920
Fair value	$115	$4,905	$88,672	$544,924	$638,616
Weighted average yield (1)	2.87%	2.65%	2.13%	3.09%	2.96%
Commercial mortgage-backed securities:
Amortized cost	$16,659	$117,857	$228,779	$3,229	$366,524
Fair value	$16,525	$115,917	$221,893	$2,876	$357,211
Weighted average yield (1)	2.98%	3.82%	2.46%	2.99%	2.93%
Collateralized mortgage obligations:
Amortized cost	$71	$52,194	$118,967	$807,172	$978,404
Fair value	$71	$51,648	$117,291	$748,364	$917,374
Weighted average yield (1)	3.15%	3.39%	3.08%	3.26%	3.25%
Corporate debt securities:
Amortized cost	—	$62,683	—	—	$62,683
Fair value	—	$61,992	—	—	$61,992
Weighted average yield (1)	—	0.99%	—	—	0.99%
States and political subdivisions:
Amortized cost	$1,366	$16,117	$72,382	$21,613	$111,478
Fair value	$1,366	$15,826	$68,283	$19,120	$104,595
Weighted average yield (1)	3.16%	2.95%	2.88%	2.62%	2.85%
Total securities portfolio:
Amortized cost	$38,206	$274,470	$536,859	$1,432,890	$2,282,425
Fair value	$38,074	$270,927	$519,223	$1,337,714	$2,165,938
Weighted average yield (1)	3.39%	3.05%	2.65%	3.20%	3.06%
(1)	Weighted average yield is defined as interest earned by average interest-earning assets.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	December 31,
Loan Held for Investment	2025	2024	2023
Commercial real estate:
Non-owner occupied	$2,121,087	$1,921,691	$1,889,882
Owner occupied	1,533,173	1,435,945	1,422,234
Commercial and industrial	1,526,467	1,541,940	1,607,833
Construction and land development	894,011	866,245	1,031,095
1-4 family residential	1,861,654	1,792,602	1,757,178
Consumer	31,027	28,410	27,351
Broker-dealer	344,533	363,718	344,172
Loans held for investment, gross	8,311,952	7,950,551	8,079,745
Allowance for credit losses	(91,537)	(101,116)	(111,413)
Loans held for investment, net of allowance	$8,220,415	$7,849,435	$7,968,332

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.8 billion, $8.3 billion and $8.5 billion at December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $0.9 billion was drawn. At December 31, 2024 and 2023, amounts drawn on the available warehouse lines of credit were $1.3 billion and $0.9 billion, respectively. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at December 31, 2025 consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of December 31, 2025 (in thousands).

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$169,119	$217,803	$20,159	$13,813	$29,733	$6,849	$64,730	$16,189	$538,395
Retail	151,102	87,767	29,317	29,597	18,213	6,660	34,822	7,916	365,394
Hotel/Motel	54,700	12,288	28,142	16,659	81	—	14,339	13,395	139,604
Multifamily	124,581	39,520	38,088	47,492	505	1,534	84,534	22,690	358,944
Industrial	207,345	66,561	6,815	4,506	3,766	3,004	15,376	4,973	312,346
All other	127,721	64,161	22,837	6,738	31,428	53,683	83,252	16,584	406,404
	$834,568	$488,100	$145,358	$118,805	$83,726	$71,730	$297,053	$81,747	$2,121,087
Owner occupied:
Office	$152,272	$82,928	$25,923	$16,323	$28,526	$8,205	$20,316	$2,675	$337,168
Retail	18,140	14,616	2,409	898	1,408	1,110	5,670	900	45,151
Industrial	214,857	45,508	39,087	11,725	21,262	7,241	32,716	69,138	441,534
All other	332,715	110,236	64,104	16,334	47,780	24,852	91,762	21,537	709,320
	$717,984	$253,288	$131,523	$45,280	$98,976	$41,408	$150,464	$94,250	$1,533,173
Total commercial real estate loans	$1,552,552	$741,388	$276,881	$164,085	$182,702	$113,138	$447,517	$175,997	$3,654,260

At December 31, 2025, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 45.9%, 23.4% and 11.2%, respectively, of the banking segment’s total loans held for investment at December 31, 2025. The banking segment’s loan concentrations were within regulatory guidelines at December 31, 2025.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts and geopolitical tension, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At December 31, 2025, the Bank’s energy loan exposure was approximately $111 million of loans held for investment with unfunded commitment balances of approximately $32 million. The allowance for credit losses on the Bank’s energy portfolio was $1.4 million, or 1.2% of loans held for investment at December 31, 2025.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	December 31, 2025
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$1,077,444	$805,764	$237,879	$—	$2,121,087
Owner occupied	459,560	664,672	400,825	8,116	1,533,173
Commercial and industrial	2,059,267	293,185	80,026	—	2,432,478
Construction and land development	759,043	117,514	16,694	760	894,011
1-4 family residential	248,454	762,185	181,170	669,845	1,861,654
Consumer	20,892	10,063	67	5	31,027
Total	$4,624,660	$2,653,383	$916,661	$678,726	$8,873,430

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
December 31, 2025	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$911,784	$131,859	$1,043,643
Owner occupied	867,239	206,374	1,073,613
Commercial and industrial	322,888	50,323	373,211
Construction and land development	117,729	17,239	134,968
1-4 family residential	910,205	702,995	1,613,200
Consumer	10,135	—	10,135
Total	$3,139,980	$1,108,790	$4,248,770

In the table above, floating interest rate loans totaling $119.6 million as of December 31, 2025 had reached their applicable rate floor and were expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’

internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $344.5 million, $363.7 million and $344.1 million at December 31, 2025, 2024 and 2023, respectively. The decrease from December 31, 2024 to December 31, 2025, was primarily attributable to a decrease of $41.5 million, or 28%, in receivables from correspondents, partially offset by an increase of $21.3 million, or 10%, in customer margin accounts. The increase from December 31, 2023 to December 31, 2024, was primarily attributable to an increase of $30.0 million, or 25%, in receivables from correspondents, partially offset by a decrease of $11.3 million, or 5%, in customer margin accounts.

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

	December 31,
	2025	2024	2023
Loans held for sale:
Unpaid principal balance	$870,130	$802,987	$802,348
Fair value adjustment	16,025	6,795	19,846
	$886,155	$809,782	$822,194
IRLCs:
Unpaid principal balance	$456,734	$384,528	$383,767
Fair value adjustment	5,997	2,942	7,734
	$462,731	$387,470	$391,501

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at December 31, 2025, 2024 and 2023 were $1.0 billion, $0.9 billion and $1.0 billion, respectively, while the related estimated fair values were ($1.9) million, $6.4 million and ($10.2) million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of December 31, 2025, we utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in December 2025. The macroeconomic scenario utilizes multiple economic variables in forecasting the economic outlook. During our previous quarterly macroeconomic assessment as of September 30, 2025, we utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in September 2025. Management determined it was appropriate to utilize the baseline macroeconomic scenario as of December 31, 2025 as this baseline scenario best aligns with our internal outlook, given the combination of the ongoing resilience of the U.S. economy, the weakening of the job market and the potential impact of tariffs.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast, and based on the single macroeconomic scenario selected for respective periods, to determine our best estimate of expected credit losses.

		As of
		December 31,	September 30,	June 30,	March 31,	December 31,
		2025	2025	2025	2025	2024
GDP growth rates:
	Q4 2024					2.6%
	Q1 2025				1.2%	1.2%
	Q2 2025			1.9%	1.1%	1.0%
	Q3 2025		1.8%	0.6%	1.1%	0.3%
	Q4 2025	0.3%	0.8%	1.4%	0.8%	0.6%
	Q1 2026	2.5%	1.4%	1.5%	0.8%	0.9%
	Q2 2026	2.2%	1.6%	1.4%	1.4%	0.9%
	Q3 2026	2.0%	1.6%	1.5%	1.9%
	Q4 2026	1.9%	1.6%	1.7%
	Q1 2027	1.7%	1.7%
	Q2 2027	1.8%

Unemployment rates:
	Q4 2024					4.2%
	Q1 2025				4.1%	4.4%
	Q2 2025			4.2%	4.2%	4.6%
	Q3 2025		4.4%	4.3%	4.6%	4.9%
	Q4 2025	4.3%	4.4%	4.3%	5.0%	5.1%
	Q1 2026	4.5%	4.4%	4.5%	5.3%	5.2%
	Q2 2026	4.6%	4.6%	4.7%	5.5%	5.1%
	Q3 2026	4.8%	4.7%	4.8%	5.4%
	Q4 2026	4.8%	4.8%	4.8%
	Q1 2027	4.7%	4.7%
	Q2 2027	4.7%

As of December 31, 2025, our U.S. economic forecast assumes real GDP will remain below trend in the near term as economic policy uncertainty weighs on the economy’s growth. The changes in real GDP on an annual average basis are 2.1% in 2026 and 1.9% in 2027. The unemployment rate increases in 2026 and reaches a peak of 4.8% in the fourth quarter of 2026 before slowly receding. Our forecast considers the potential for monetary policy to ease from the Federal Reserve with the federal funds rate at 2.9% by year end 2026. Vacancy rates for certain commercial real estate sectors remain elevated, and the interest rate outlook challenges the recovery.

During 2025, we updated our U.S. economic outlook to reflect our expectations of a period of below trend economic growth in the near term. Economic policy uncertainty weighs on the economy’s growth. The labor market has softened and the unemployment rate has gradually increased. In response to the weakening labor market, the Federal Reserve reduced the federal funds rate target to 3.75% - 3.50%.

During 2024, we updated our U.S. economic outlook to reflect our expectations of a period of below trend economic growth beginning in 2025. The U.S. economic outlook was updated for recent changes in monetary policy and given that the ongoing resilience of the U.S. economy. Given the moderation of inflation, the Federal Reserve reduced the federal funds rate target by 100-basis points since September 2024 to 4.25% - 4.5%. Labor market conditions eased as the unemployment rate increased to 4.2% in November 2024. Trade policy changes expected to be implemented by the then new administration added uncertainty to the outlook.

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

During 2025, the provision for credit losses was primarily driven by a build in the allowance related to specific reserves and higher net charge-offs, partially offset by changes in the U.S. economic outlook and portfolio changes associated with collectively evaluated loans, including changes in loan mix and risk rating grade migration since December 31, 2024. The net impact to the allowance of changes associated with individually evaluated loans during 2025 included a provision for credit losses of $13.5 million, while collectively evaluated loans included a reversal of credit losses of $6.2 million. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior period. The change in the allowance during 2025 was also impacted by net charge-offs of $16.9 million. Of the $16.9 million of net charge-offs at December 31, 2025, $11.5 million was comprised of three credit relationships associated with commercial and industrial loans within the auto note financing industry subsector.

As noted above, the combined impacts of specific reserves and loan portfolio changes within the banking segment and changes in the U.S. economic outlook since December 31, 2024 have resulted in a net decrease in the allowance at December 31, 2025, compared to December 31, 2024. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.19%, 1.37% and 1.47% as of December 31, 2025, 2024 and 2023, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at December 31, 2025, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic forecast could adversely impact borrower cash flows and result in further increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors, including real estate collateralized by office buildings, retail, hotel/motel and auto note financing, have an increased level of risk.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
December 31, 2025	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$2,121,087	$24,265	1.14%
Owner occupied (2)	1,533,173	34,035	2.22%
Commercial and industrial (3)	1,269,378	21,151	1.67%
Construction and land development (4)	894,011	7,398	0.83%
Total commercial loans	5,817,649	86,849	1.49%

1-4 family residential	1,861,654	4,136	0.22%
Consumer	31,027	397	1.28%
Total retail loans	1,892,681	4,533	0.24%

Total commercial and retail loans	7,710,330	91,382	1.19%

Broker-dealer	344,533	26	0.01%
Mortgage warehouse lending	257,089	129	0.05%
Total loans held for investment	$8,311,952	$91,537	1.10%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At December 31, 2025, the office, retail and hotel/motel loans held for investment balances of approximately $538 million, $365 million and $140 million, respectively, had an allowance for credit losses of approximately $10 million, $3 million and $2 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 1.9%, 0.8% and 1.2%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At December 31, 2025, the industrial and office loans held for investment balances of approximately $442 million and $337 million, respectively, had an allowance for credit losses of approximately $9 million and $7 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 2.1% and 2.1%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At December 31, 2025, the auto note financing loans held for investment balance of approximately $54 million had an allowance for credit losses of approximately $1 million, and an allowance for credit losses as a percentage of total loans held for investment of 2.7%.
(4)	Included within construction and land development portfolio are loans within the office and retail portfolio industry subsectors. At December 31, 2025, the retail and office loans held for investment balances of approximately $77 million and $36 million, respectively, had an allowance for credit losses of approximately $0.2 million and $0.6 million, respectively, and an allowance for credit losses as a % of total loans held for investment of 0.3% and 1.7%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of December 31, 2025, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts from tariffs recede faster than expected. Real GDP is expected to grow 5.4% in the first quarter of 2026, 3.3% in the second quarter of 2026, 3.3% in the third quarter of 2026, and 3.3% in the fourth quarter of 2026. Average unemployment rates are expected to decline to 3.7% by the second quarter of 2026 before reverting to historical data. The Federal Reserve reduces the federal funds rate to 3.0% during the fourth quarter of 2026.

Compared to our economic forecast, the downside scenario assumes the economic impacts from tariffs are larger than expected and the economy falls into recession in the first quarter of 2026. The recession lasts through the third quarter of 2026. Real GDP is expected to decrease 3.3% in the first quarter of 2026, 3.3% in the second quarter of 2026, and 3.8% in the third quarter of 2026. Average unemployment rates are expected to increase to 8.4% by the first quarter of 2027 and revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 2.2% target by the fourth quarter of 2026 and a 1.8% target by the first quarter of 2027.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $16 million or a weighted average expected loss rate of 1.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $53 million or a weighted average expected loss rate of 2.1% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

Our allowance for credit losses reflects our best estimate of current expected credit losses, which is highly dependent on several assumptions, including the macroeconomic outlook, inflationary pressures and labor market conditions, international armed conflicts and their impact on supply chains, the U.S. elections and other various fiscal and monetary policy decisions. The sensitivities of many of these assumptions are often correlated and nonlinear so these results should not be simply extrapolated to estimate the allowance for credit losses accurately for more severe changes in economic scenarios. Future allowance for credit losses may vary considerably for these reasons.

Allowance Activity

The following table presents the activity in our allowance for credit losses and selected credit metrics within our loan portfolio for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

	Year Ended December 31,
	2025	2024	2023
Loans Held for Investment:
Balance, beginning of year	$101,116	$111,413	$95,442
Provision for credit losses	7,311	941	18,392
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—	42
Owner occupied	19	149	41
Commercial and industrial	1,321	2,028	3,445
Construction and land development	68	2	—
1-4 family residential	29	170	135
Consumer	132	211	276
Broker-dealer	—	—	—
Total recoveries	1,569	2,560	3,939
Loans charged off:
Commercial real estate:
Non-owner occupied	918	1,647	34
Owner occupied	148	—	977
Commercial and industrial	16,833	11,865	4,888
Construction and land development	276	—	1
1-4 family residential	6	2	73
Consumer	278	284	387
Broker-dealer	—	—	—
Total charge-offs	18,459	13,798	6,360
Net charge-offs	(16,890)	(11,238)	(2,421)
Balance, end of year	$91,537	$101,116	$111,413

Average loans held for investment for the year	$8,079,525	$7,921,528	$7,950,878
Total loans held for investment (end of year)	$8,311,952	$7,950,551	$8,079,745

Loans Held for Sale:
Average loans held for sale for the year	$867,819	$934,983	$944,470
Total loans held for sale (end of year)	$950,142	$858,665	$943,846

Selected Credit Metrics:
Net charge-offs to average total loans held for investment (1)	(0.21)%	(0.14)%	(0.03)%
Non-accrual loans:
Loans held for investment (end of year)	$49,037	$84,418	$64,337
Loans held for sale (end of year)	$4,411	$3,731	$3,990
Non-accrual loans to total loans (end of year)	0.58%	1.00%	0.76%
Allowance for credit losses on loans held for investment to:
Total loans (end of year)	0.99%	1.15%	1.23%
Total loans held for investment (end of year)	1.10%	1.27%	1.38%
Total non-accrual loans (end of year)	171.26%	114.71%	163.06%
Non-accrual loans held for investment (end of year)	186.67%	119.78%	173.17%
(1)	Net charge-offs to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following table for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment decreased by $35.4 million from December 31, 2024 to December 31, 2025, compared to an increase of $20.1 million from December 31, 2023 to December 31, 2024. These changes in non-accrual loans from December 31, 2024 to December 31, 2025, were primarily due to the decreases in commercial and industrial loans, commercial real estate non-owner occupied loans and construction and land development loans.

The following table presents additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Year Ended December 31, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$24,265	$(918)	$2,011,310	(0.05)%
Owner occupied	34,035	(129)	1,479,981	(0.01)%
Commercial and industrial	21,280	(15,512)	1,479,946	(1.05)%
Construction and land development	7,398	(208)	884,136	(0.02)%
1-4 Family Residential	4,136	23	1,854,551	0.00%
Consumer	397	(146)	26,380	(0.55)%
Broker-Dealer	26	—	343,221	—%
Total	$91,537	$(16,890)	$8,079,525	(0.21)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Year Ended December 31, 2024	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$29,310	$(1,647)	$1,933,049	(0.09)%
Owner occupied	33,112	149	1,457,692	0.01%
Commercial and industrial	25,609	(9,837)	1,589,711	(0.62)%
Construction and land development	7,161	2	906,028	0.00%
1-4 Family Residential	5,327	168	1,778,486	0.01%
Consumer	547	(73)	26,077	(0.28)%
Broker-Dealer	50	—	230,485	—%
Total	$101,116	$(11,238)	$7,921,528	(0.14)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Year Ended December 31, 2023	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$40,061	$8	$1,863,359	0.00%
Owner occupied	28,114	(936)	1,400,349	(0.07)%
Commercial and industrial	20,926	(1,443)	1,643,337	(0.09)%
Construction and land development	12,102	(1)	1,070,530	(0.00)%
1-4 Family Residential	9,461	62	1,793,260	0.00%
Consumer	648	(111)	25,483	(0.44)%
Broker-Dealer	101	—	154,560	—%
Total	$111,413	$(2,421)	$7,950,878	(0.03)%

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

	December 31,
	2025		2024		2023
		% of		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$24,265	25.52%	$29,310	24.17%	$40,061	23.39%
Owner occupied	34,035	18.44%	33,112	18.06%	28,114	17.60%
Commercial and industrial	21,280	18.36%	25,609	19.39%	20,926	19.90%
Construction and land development	7,398	10.76%	7,161	10.90%	12,102	12.76%
1-4 family residential	4,136	22.40%	5,327	22.55%	9,461	21.75%
Consumer	397	0.37%	547	0.36%	648	0.34%
Broker-dealer	26	4.15%	50	4.57%	101	4.26%
Total	$91,537	100.00%	$101,116	100.00%	$111,413	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	December 31,	September 30,	June 30,	March 31,	December 31,
	2025	2025	2025	2025	2024
Commercial real estate:
Non-owner occupied	$24,265	$28,716	$27,837	$34,703	$29,310
Owner occupied	34,035	30,576	34,154	35,370	33,112
Commercial and industrial	21,280	22,752	23,015	23,350	25,609
Construction and land development	7,398	7,356	7,341	7,291	7,161
1-4 family residential	4,136	5,201	5,057	4,988	5,327
Consumer	397	438	538	479	547
Broker-dealer	26	129	19	16	50
	$91,537	$95,168	$97,961	$106,197	$101,116

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$7,918	$8,876	$7,784
Other noninterest expense	1,484	(958)	1,092
Balance, end of year	$9,402	$7,918	$8,876

During 2025, the increase in the allowance for unfunded commitments was due to increases in commitment balances, partially offset by decreases in loan expected loss rates. During 2024, the decrease in the allowance for unfunded commitments was primarily due to decreases in commitment balances and loan expected loss rates, while during 2023, the increase in the allowance for unfunded commitments was due to increases in loan expected loss rates.

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

At December 31, 2025, we had $124.9 million in potential problem loans, compared to $166.9 million at December 31, 2024 and $207.4 million at December 31, 2023. Our potential problem loans designated as substandard accrual at December 31, 2025, 2024 and 2023 totaled $124.9 million, $152.6 million and $204.1 million, respectively. The decrease in potential problem loans from December 31, 2024 to December 31, 2025 was primarily attributable to decreases in commercial real estate non-owner occupied loans, construction and land development loans, 1-4 family residential loans and commercial and industrial loans, partially offset by an increase in commercial real estate owner occupied loans. Of the $124.9 million of potential problem loans designated as substandard accrual at December 31, 2025, $42.2 million, $32.9 million and $32.1 million were associated with commercial real estate owner occupied, commercial and industrial loans and commercial real estate non-owner occupied loans, respectively, compared to $37.3 million, $35.2 million and $48.4 million, respectively, at December 31, 2024.

At December 31, 2025 there were no potential problem loans designated as special mention, compared with four credit relationships totaling $14.2 million at December 31, 2024 and three credit relationships totaling $3.2 million at December 31, 2023.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	December 31,			Variance
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$3,873	$7,166	$36,440	$(3,293)	$(29,274)
Owner occupied	5,617	6,092	5,098	(475)	994
Commercial and industrial	28,581	59,025	9,502	(30,444)	49,523
Construction and land development	1,010	3,003	3,480	(1,993)	(477)
1-4 family residential	14,367	12,863	13,801	1,504	(938)
Consumer	—	—	6	—	(6)
Broker-dealer	—	—	—	—	—
Non-accrual loans	$53,448	$88,149	$68,327	$(34,701)	$19,822

Non-accrual loans as a percentage of total loans	0.58%	1.00%	0.76%	(0.42)%	0.24%

Other real estate owned	$8,020	$2,848	$5,095	$5,172	$(2,247)

Other repossessed assets	$—	$98	$—	$(98)	$98

Non-performing assets	$61,468	$91,095	$73,422	$(29,627)	$17,673

Non-performing assets as a percentage of total assets	0.39%	0.56%	0.45%	(0.17)%	0.11%

Loans past due 90 days or more and still accruing	$33,811	$22,090	$115,090	$11,721	$(93,000)

At December 31, 2025, non-accrual loans included 29 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and inventory. Non-accrual loans at December 31, 2025 also included $4.4 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2024, non-accrual loans included 27 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2024 also included $3.7 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2023, non-accrual loans included 40 commercial and industrial relationships with loans secured primarily by accounts notes receivable, accounts receivable and equipment. Non-accrual loans at December 31, 2023 also included $4.0 million of loans secured by residential real estate which were classified as loans held for sale. The change in loans in non-accrual status since December 31, 2024 was primarily driven by decreases in commercial and industrial loans and commercial real estate non-owner occupied loans.

Other real estate owned (“OREO”) increased from December 31, 2024 to December 31, 2025, primarily due to additions totaling $7.6 million, partially offset by disposals and valuation adjustments totaling $2.4 million. OREO decreased from December 31, 2023 to December 31, 2024, primarily due to disposals and valuation adjustments totaling $4.8 million, partially offset by additions totaling $2.5 million.

Loans past due 90 days or more and still accruing at December 31, 2025, 2024 and 2023 were primarily comprised of loans held for sale and guaranteed by U.S. government agencies, including GNMA related loans subject to repurchase within our mortgage origination segment. The significant decline in loans included in loans past due 90 days or more and still accruing since December 31, 2023 was primarily due to sale of such loans serviced by the mortgage origination segment during the fourth quarter of 2024.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Currently, the banking segment is facing continued competition for its deposit base as customers seek higher yields on deposits. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during 2025, 2024 and 2023 was 3.09%, 3.83% and 3.50%, respectively.

Given the cumulative 125-basis point decrease in interest rates since September 2024 and current deposit levels, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 68%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 58%. We expect that the Bank’s cost related to interest-bearing deposits during 2026 will continue to be driven by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Year Ended December 31,
	2025		2024		2023
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,730,336	0.00%	$2,824,450	0.00%	$3,441,437	0.00%
Interest-bearing deposits:
Demand	6,508,825	2.76%	6,356,653	3.45%	6,369,558	2.92%
Savings	228,141	0.98%	236,482	1.14%	282,127	1.09%
Time	1,223,812	3.77%	1,229,401	4.34%	1,059,885	3.24%
	7,960,778	2.87%	7,822,536	3.52%	7,711,570	2.89%
Total deposits	$10,691,114	2.14%	$10,646,986	2.59%	$11,153,007	2.00%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at December 31, 2025, compared with approximately $15 million and $208 million at December 31, 2024 and 2023, respectively. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that are address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At December 31, 2025, total estimated uninsured deposits were $5.9 billion, or approximately 54% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $693.9 million and internal accounts of $302.8 million, were $4.9 billion, or approximately 45% of total deposits. Total estimated uninsured deposits were $5.7 billion, or approximately 52% of total deposits, as of December 31, 2024.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of December 31, 2025 (in thousands).

Months to maturity:
3 months or less	$161,637
3 months to 6 months	34,117
6 months to 12 months	96,471
Over 12 months	47,244
$339,469

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

		December 31,
	2025		2024		2023
		Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$676,882	4.16%	$834,023	4.64%	$900,038	4.75%
Notes payable	148,587	6.68%	347,667	4.22%	347,145	4.27%
	$825,469	4.63%	$1,181,690	4.52%	$1,247,183	4.64%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The decrease in short-term borrowings at December 31, 2025, compared with December 31, 2024, primarily reflected a decrease in federal funds purchased by the banking segment, partially offset by increases in securities sold under agreements to repurchase and commercial paper by the broker-dealer segment. The decrease in short-term borrowings at December 31, 2024, compared with December 31, 2023, primarily reflected decreases in federal funds purchased by the banking segment and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by an increase in commercial paper by the broker-dealer segment.

Notes payable at December 31, 2025 was comprised of $148.6 million related to the 2035 Subordinated Notes, net of origination fees. Notes payable at December 31, 2024 and 2023 was comprised of $149.7 million and $149.5 million, respectively, related to the Senior Notes, net of loan origination fees, that were redeemed on January 15, 2025, the 2030 Subordinated Notes, net of origination fees, of $49.6 million and $49.5 million, respectively, that were redeemed on May 15, 2025, and the 2035 Subordinated Notes, net of origination fees, of $148.6 million and $148.2 million, respectively.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At December 31, 2025, Hilltop had $212.7 million in cash and cash equivalents, a decrease of $207.8 million from $420.5 million at

December 31, 2024. This decrease in cash and cash equivalents was primarily due to cash outflows from the redemption of our Senior Notes and 2030 Subordinated Notes, $184.0 million in stock repurchases, $45.4 million in cash dividends declared and other general corporate expenses, partially offset by the receipt of $249.0 million of dividends from subsidiaries. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

As discussed in more detail below, our 2030 Subordinated Notes, previously scheduled to mature in May 2030, were redeemed on May 15, 2025 using cash on hand, and all of our outstanding Senior Notes previously scheduled to mature in April 2025 were redeemed on January 15, 2025 using cash on hand.

Economic Environment

As previously discussed, operational and financial headwinds during 2023, 2024 and 2025 have had, and are expected to continue to have, an adverse impact on our operating results during 2026. The extent of the impacts of uncertain economic conditions on our financial performance that began in 2022 and have continued throughout 2025, and are expected to continue in 2026, will depend on several developments outside of our control, including, among others, changes in the political environment, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, changes in funding costs, inflationary pressures associated, and international armed conflicts and their impact on supply chains. As demonstrated during the extreme volatility and disruptions in the capital and credit markets beginning in March 2020 resulting from the pandemic and banking sector-related uncertainty and concerns associated with liquidity positions primarily due to bank failures during early 2023 and their respective negative impacts on the economy, we will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Program and Declaration

In October 2016, we announced that our board of directors authorized a dividend program under which we intend to pay quarterly dividends on our common stock, subject to quarterly declarations by our board of directors. During 2025, we declared and paid cash dividends of $0.72 per common share, or $45.4 million.

On January 29, 2026, our board of directors declared a quarterly cash dividend of $0.20 per common share, payable on February 27, 2026 to all common stockholders of record as of the close of business on February 13, 2026.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we are authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. Under the stock repurchase program authorized, we may repurchase shares in the open market or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases depends upon market conditions and other corporate considerations, as determined by Hilltop’s management team. Repurchased shares will be returned to our pool of authorized but unissued shares of common stock. We commenced share repurchases under the stock repurchase program in the first quarter of 2026.

In January 2025, our board of directors authorized a stock repurchase program through January 2026, pursuant to which we were authorized to repurchase, in the aggregate, up to $100.0 million of our outstanding common stock, which authorization was increased to $135.0 million in July 2025, and to $185.0 million in October 2025. During 2025, Hilltop paid $184.0 million to repurchase an aggregate of 5,705,205 shares of our common stock at an average price of $32.26 per share pursuant to the stock repurchase program.

In January 2024, our board of directors authorized a stock repurchase program through January 2025, pursuant to which we were authorized to repurchase, in the aggregate, up to $75.0 million of our outstanding common stock. During 2024, Hilltop paid $19.9 million to repurchase an aggregate of 640,042 shares of our common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

Our share repurchases in excess of issuance may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During 2025, an excise tax of $1.7 million on net share repurchases was accrued and recorded to additional paid-in capital on the consolidated balance sheets. While we may complete transactions subject to the excise tax, we do not expect the tax to have a material impact to our financial condition or results of operations.

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

We may redeem the 2035 Subordinated Notes, in whole or in part, from time to time, subject to obtaining Federal Reserve approval, beginning with the interest payment date of May 15, 2030 at a redemption price equal to 100% of the principal amount of the Subordinated Notes being redeemed plus accrued and unpaid interest to but excluding the date of redemption.

The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At December 31, 2025, $150.0 million of our Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including conservation buffer ratio in effect at December 31, 2025 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital
			Requirements Including	To Be Well
	December 31, 2025		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,320,094	10.60%	4.0%	5.0%
Hilltop	1,975,226	12.78%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,320,094	14.49%	7.0%	6.5%
Hilltop	1,975,226	19.70%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,320,094	14.49%	8.5%	8.0%
Hilltop	1,975,226	19.70%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,421,007	15.60%	10.5%	10.0%
Hilltop	2,226,165	22.20%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 21 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item I. of this Annual Report.

Banking Segment

Within our banking segment, our primary uses of cash are for customer withdrawals and extensions of credit as well as our borrowing costs and other operating expenses. Historically, high-profile bank failures have periodically increased market uncertainty and concerns associated with banking sector liquidity positions, increased regulatory scrutiny and underscored the importance of maintaining access to diverse sources of funding. Our corporate treasury group is responsible for continuously monitoring our liquidity position to ensure that our assets and liabilities are managed in a manner that will meet our short-term and long-term cash requirements. Our goal is to manage our liquidity position in a manner such that we can meet our customers’ short-term and long-term deposit withdrawals and anticipated and unanticipated increases in loan demand without penalizing earnings. Funds invested in short-term marketable instruments, the continuous maturing of other interest-earning assets, cash flows from self-liquidating investments such as mortgage-backed securities and collateralized mortgage obligations, the possible sale of available for sale securities, and the ability to securitize certain types of loans provide sources of liquidity from an asset perspective. The liability base provides sources of liquidity through deposits and the maturity structure of short-term borrowed funds. For short-term liquidity needs, we utilize federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. For intermediate liquidity needs, we utilize advances from the FHLB. To supply liquidity over the longer term, we have access to brokered time deposits, term loans at the FHLB and borrowings under lines of credit with other financial institutions.

The above sources of liquidity allow the banking segment to meet increased liquidity demands without adversely affecting daily operations. The Bank’s borrowing capacity through access to secured funding sources is summarized in the following table (in millions). Available liquidity noted below does not include borrowing capacity available through the discount window at the Federal Reserve.

	December 31,
	2025	2024
FHLB capacity	$4,352	$4,284
Investment portfolio (available)	1,003	1,397
Fed deposits (excess daily requirements)	1,013	2,053
	$6,368	$7,734

As previously discussed, during 2025, our overall deposit costs decreased, primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate. During 2024, our deposit funding costs increased due to continued competition for liquidity to combat deposit outflows. During 2023, we began increasing interest-bearing deposit rates to address rising market interest rates and intense competition for liquidity to combat deposit outflows. We are continuing to actively manage our overall deposit funding costs and anticipate potential opportunities to further lower interest-bearing deposit rates. Future decisions on the cost of deposits will continue to be influenced by various factors including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. At December 31, 2025, the Bank accessed and included approximately $100 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program. The Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop, Hilltop Securities and PrimeLending, collectively accounted for 16.02% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop, collectively accounted for 10.16% of the Bank’s total deposits at December 31, 2025. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers finance their assets and operations primarily from their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables, subject to their respective compliance with broker-dealer net capital and customer protection rules. At December 31, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. At December 31, 2025, Hilltop Securities had no outstanding borrowings under its credit arrangements or its credit facilities.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-2 CP Notes and Series 2024-1 CP, in maximum aggregate amounts of $200 million and $300 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of December 31, 2025, the weighted average maturity of the CP Notes was 145 days at a rate of 4.45%, with a weighted average remaining life of 67 days. At December 31, 2025, the aggregate amount outstanding under these secured arrangements was $254.4 million, which was collateralized by securities held for Hilltop Securities accounts valued at $279.0 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank which had a total commitment of $1.2 billion, of which $870.6 million was drawn at December 31, 2025. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at December 31, 2025.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”) which holds a controlling ownership interest in and is the managing member of certain ABAs. At

December 31, 2025, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $31.6 million.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

The following table presents information regarding other material contractual obligations at December 31, 2025 not previously discussed (in thousands). Payments related to leases are based on actual payments specified in the underlying contracts, and the table below includes all leases that had commenced as of December 31, 2025.

	Payments Due by Period
		More than 1	3 Years or
	1 year	Year but Less	More but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
Finance lease obligations	$813	$597	$—	$—	$1,410
Operating lease obligations	29,181	43,247	29,825	13,021	115,274
Total	$29,994	$43,844	$29,825	$13,021	$116,684

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at December 31, 2025 and outstanding financial and performance standby letters of credit of $108.5 million at December 31, 2025.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. Inflationary pressures have moderated in recent periods with the inflation rate coming down from its peak with the expectation that there will be continued moderation of inflation during 2026. However, the impact and timing of tariffs and changes in trade policy add uncertainty to the inflation outlook. Furthermore, a prolonged period of inflation has, and could cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

	December 31, 2025
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,680,271	$1,429,230	$1,653,881	$670,094	$426,707	$8,860,183
Securities	379,209	214,782	486,765	375,573	821,490	2,277,819
Federal funds sold and securities purchased under agreements to resell	1,035,081	—	—	—	—	1,035,081
Other interest sensitive assets	14,319	—	—	—	59,790	74,109
Total interest sensitive assets	6,108,880	1,644,012	2,140,646	1,045,667	1,307,987	12,247,192

Interest sensitive liabilities:
Interest bearing checking	$6,627,225	$—	$—	$—	$—	$6,627,225
Savings	225,612	—	—	—	—	225,612
Time deposits	633,762	441,221	83,496	7,965	73	1,166,517
Notes payable and other borrowings	219,528	30	106	158	826	220,648
Total interest sensitive liabilities	7,706,127	441,251	83,602	8,123	899	8,240,002

Interest sensitivity gap	$(1,597,247)	$1,202,761	$2,057,044	$1,037,544	$1,307,088	$4,007,190

Cumulative interest sensitivity gap	$(1,597,247)	$(394,486)	$1,662,558	$2,700,102	$4,007,190

Percentage of cumulative gap to total interest sensitive assets	(13.04)%	(3.22)%	13.58%	22.05%	32.72%

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

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
December 31, 2025
	+200	$30,469	6.90%	$166,983	8.96%
	+100	$15,371	3.48%	$93,199	5.00%
	-50	$(4,202)	(0.95)%	$(71,006)	(3.81)%
	-100	$(5,876)	(1.33)%	$(159,611)	(8.56)%
	-200	$(1,513)	(0.34)%	$(391,594)	(21.01)%
December 31, 2024
	+200	$47,270	11.49%	$170,230	10.84%
	+100	$24,101	5.86%	$99,348	6.33%
	-50	$(11,409)	(2.77)%	$(70,531)	(4.49)%
	-100	$(21,983)	(5.34)%	$(149,355)	(9.51)%
	-200	$(28,730)	(6.99)%	$(337,987)	(21.53)%

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

	December 31, 2025
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$726	$22,664	$79,497	$192,728	$295,615
U.S. government and government agency obligations	2,275	(5,047)	(8,313)	229,960	218,875
Corporate obligations	13,396	5,485	10,360	13,901	43,142
Total debt securities	16,397	23,102	81,544	436,589	557,632
Corporate equity securities	—	—	—	—	—
Other	21,786	—	—	—	21,786
	$38,183	$23,102	$81,544	$436,589	$579,418

Weighted average yield
Municipal obligations	5.76%	5.40%	3.26%	5.21%	4.70%
U.S. government and government agency obligations	3.67%	2.11%	4.08%	5.84%	5.41%
Corporate obligations	3.44%	4.26%	5.45%	5.43%	4.73%

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

Consolidated

At December 31, 2025, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $150 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows. On January 15, 2025 and May 15, 2025 we redeemed our outstanding $150.0 million aggregate principal amount of Senior Notes and our outstanding $50.0 million aggregate principal amount of 2030 Subordinated Notes, respectively, using cash on hand.

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

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
December 31, 2025
	+200	$39,702	8.45%
	+100	$19,958	4.25%
	-50	$(8,485)	(1.81)%
	-100	$(16,910)	(3.60)%
	-200	$(25,981)	(5.53)%
December 31, 2024
	+200	$28,818	6.56%
	+100	$13,560	3.09%
	-50	$(26,356)	(6.00)%
	-100	$(46,457)	(10.58)%
	-200	$(59,571)	(13.57)%

The projected changes in the table above were in compliance with established internal policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. The projected changes in net interest income are being impacted by the heightened level of cash balances, which represent a significant portion of our asset sensitivity given simulation analysis assumptions/limitations and may not necessarily reflect the manner in which actual cash flows, yields and costs respond to changes in market interest rates. As a result, the timing and magnitude of future changes in interest rates including runoff of deposits, and related decline in cash, may impact projected changes in net interest income as noted in the table above.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This assessment included controls over the preparation of financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and issued an unqualified opinion thereon as stated in their report, which appears on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

4.8

Indenture, dated as of September 25, 2024, by and between Hilltop Securities Inc. and The Bank of New York Mellon, as indenture trustee (filed as Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed January 23, 2025 (File No. 001-31987) and incorporated herein by reference).

10.1.1†

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

10.1.5†

Form of Restricted Stock Unit Award Agreement (Performance-Based) for awards beginning in 2021 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2021 (File No. 001-31987) and incorporated herein by reference).

10.1.6†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Section 16 Officers) for awards beginning in 2021 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2021 (File No. 001-31987) and incorporated herein by reference).

10.1.7†

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting for Non-Section 16 Officers) for awards beginning in 2021 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2021 (File No. 001-31987) and incorporated herein by reference).

10.2.1†

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

10.3†

Hilltop Holdings Inc. Annual Incentive Plan, effective September 20, 2012 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 15, 2013 (File No. 001-31987) and incorporated herein by reference).

10.4†

Compensation arrangement of Jeremy B. Ford (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 26, 2021 (File No. 001-31987) and incorporated herein by reference).

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

10.5.3†

Second Amendment to Employment Agreement by and between Hilltop Holdings Inc. and William B. Furr dated as of August 30, 2022 (filed as Exhibit 10.7.3 to the Registrant’s Current Report as Form 8-K filed August 31, 2022 (file No. 001-31987) and incorporated herein by reference).

10.5.4†

Third Amendment to Employment Agreement by and between Hilltop Holdings Inc. and William B. Furr, dated December 8, 2025, but effective as of August 30, 2025 (filed as Exhibit 10.6.4 to the Registrant’s Current Report as Form 8-K filed December 9, 2025 (file No. 001-31987) and incorporated herein by reference).

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

10.6.3†

Second Amendment to Employment Agreement by and between Hilltop Holdings Inc. and Martin B. Winges, dated April 25, 2025, but effective as of February 19, 2025 (filed as Exhibit 10.7.3 to the Registrant’s Current Report on Form 8-K filed April 25, 2025 (File No. 001-31987) and incorporated herein by reference).

10.7.1†

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

10.7.3†

Second Amendment to Employment Agreement by and between Hilltop Holdings Inc. and Steve Thompson, dated February 2, 2026, but effective as of December 31, 2025 (filed as Exhibit 10.7.3 to the Registrant’s Current Report on Form 8-K filed February 5, 2026 (File No. 001-31987) and incorporated herein by reference).

10.8†

Limited Liability Company Agreement of HTH Diamond Hillcrest Land LLC, dated as of July 31, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2018 (File No. 001-31987) and incorporated herein by reference).

10.9†

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

10.10.1†

First Amendment to Hilltop Plaza Co-Owners Agreement, by and among Diamond Hillcrest, LLC, HTH Hillcrest Project LLC and SPC Park Plaza Partners, LLC, dated as of December 31, 2021 (filed as Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 15, 2022 (File No. 001-31987) and incorporated herein by reference).

10.11†

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

97

Incentive Compensation Clawback Policy (filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 14, 2025 (File No. 001-31987) and incorporated herein by reference).

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

HILLTOP HOLDINGS INC.

Date: February 13, 2026	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which Signed	Date

/s/ Jeremy B. Ford	Chairman of the Board, President and Chief Executive Officer	February 13, 2026
Jeremy B. Ford	(Principal Executive Officer)

/s/ William B. Furr	Chief Financial Officer	February 13, 2026
William B. Furr	(Principal Financial Officer)

/s/ Keith E. Bornemann	Executive Vice President, Chief Accounting Officer	February 13, 2026
Keith E. Bornemann	(Principal Accounting Officer)

/s/ Rhodes Bobbitt	Director	February 13, 2026
Rhodes Bobbitt

/s/ J. Taylor Crandall	Lead Independent Director	February 13, 2026
J. Taylor Crandall

/s/ Hill A. Feinberg	Director	February 13, 2026
Hill A. Feinberg

Director
Lee Lewis

/s/ W. Robert Nichols, III	Director	February 13, 2026
W. Robert Nichols, III

/s/ Thomas C. Nichols	Director	February 13, 2026
Thomas C. Nichols

/s/ Kenneth D. Russell	Director	February 13, 2026
Kenneth D. Russell

/s/ Jonathan S. Sobel	Director	February 13, 2026
Jonathan S. Sobel

/s/ Robert Taylor, Jr.	Director	February 13, 2026
Robert Taylor, Jr.

/s/ Carl B. Webb	Director	February 13, 2026
Carl B. Webb

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hilltop Holdings Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hilltop Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses for Loans Held for Investment – Collectively Evaluated

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for credit losses for loans held for investment was $91.5 million as of December 31, 2025. Management’s allowance for credit losses for collectively evaluated loans is an estimate of expected losses over the lifetime of a loan within the Company’s existing loans held for investment portfolio and is based on historical experience, current conditions and reasonable and supportable forecasts. The credit loss estimation process considers the characteristics of the Company’s loan portfolio segments, which are further disaggregated into loan classes, the level at which credit risk is monitored. The allowance for credit losses for collectively evaluated loans is calculated using statistical credit factors, including probabilities of default (“PD”) and loss given default (“LGD”), to the amortized cost of pools of loan exposures with similar risk characteristics over its contractual life, adjusted for prepayments, to arrive at an estimate of expected credit losses. As described by management, one of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. Management utilizes a single macroeconomic scenario published by a third-party that reflects the U.S. economic outlook. This scenario utilizes multiple economic variables in forecasting the economic outlook. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product (GDP) growth rates and unemployment rate assumptions. Management also considers adjustments for certain conditions in the Company’s allowance for credit losses estimate qualitatively where they have not been measured directly in management’s collective assessments.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses for collectively evaluated loans held for investment is a critical audit matter are (i) the significant judgment by management in estimating the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic scenario, as well as qualitative adjustments to the allowance for credit losses; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for collectively evaluated loans held for investment, which included controls over evaluation and selection of the variables used in the macroeconomic scenario as well as qualitative adjustments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for estimating the allowance for credit losses, which included (i) evaluating the appropriateness of the methodology and models, (ii) testing the completeness and accuracy of certain data used in the estimate, (iii) evaluating the reasonableness of management’s determination of the impact of GDP growth rate and unemployment rate forecasts within the macroeconomic scenario and (iv) evaluating the reasonableness of qualitative adjustments to the allowance for credit losses.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 13, 2026

We have served as the Company’s auditor since 1998.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Cash and due from banks	$1,231,944	$2,298,977
Federal funds sold	650	650
Assets segregated for regulatory purposes	20,211	70,963
Securities purchased under agreements to resell	55,977	88,728
Securities:
Trading, at fair value	617,408	524,916
Available for sale, at fair value, net (amortized cost of $1,554,096 and $1,498,415, respectively)	1,491,048	1,396,549
Held to maturity, at amortized cost, net (fair value of $674,890 and $649,872, respectively)	728,329	737,899
Equity, at fair value	265	297
	2,837,050	2,659,661

Loans held for sale	950,142	858,665
Loans held for investment, net of unearned income	8,311,952	7,950,551
Allowance for credit losses	(91,537)	(101,116)
Loans held for investment, net	8,220,415	7,849,435

Broker-dealer and clearing organization receivables	1,588,882	1,452,366
Premises and equipment, net	132,820	148,245
Operating lease right-of-use assets	83,757	90,563
Mortgage servicing rights	17,491	5,723
Other assets	432,603	470,073
Goodwill	267,447	267,447
Other intangible assets, net	5,605	6,633
Total assets	$15,844,994	$16,268,129

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,831,919	$2,768,707
Interest-bearing	8,046,161	8,296,615
Total deposits	10,878,080	11,065,322

Broker-dealer and clearing organization payables	1,518,503	1,331,902
Short-term borrowings	676,882	834,023
Securities sold, not yet purchased, at fair value	37,955	57,234
Notes payable	148,587	347,667
Operating lease liabilities	100,155	109,103
Other liabilities	287,226	304,566
Total liabilities	13,647,388	14,049,817
Commitments and contingencies (see Notes 18 and 19)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 59,540,484 and 64,967,984 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	595	650
Additional paid-in capital	973,072	1,052,219
Accumulated other comprehensive loss	(79,877)	(111,497)
Retained earnings	1,274,611	1,248,593
Total Hilltop stockholders' equity	2,168,401	2,189,965
Noncontrolling interests	29,205	28,347
Total stockholders' equity	2,197,606	2,218,312
Total liabilities and stockholders' equity	$15,844,994	$16,268,129

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Loans, including fees	$525,804	$544,505	$542,274
Securities borrowed	75,281	77,785	71,924
Securities:
Taxable	101,133	107,007	108,250
Tax-exempt	12,721	10,186	10,763
Other	69,111	96,906	105,164
Total interest income	784,050	836,389	838,375

Interest expense:
Deposits	228,275	275,291	223,179
Securities loaned	67,848	72,614	65,175
Short-term borrowings	31,301	44,134	57,857
Notes payable	11,480	14,659	15,448
Other	4,440	11,893	9,869
Total interest expense	343,344	418,591	371,528

Net interest income	440,706	417,798	466,847
Provision for (reversal of) credit losses	7,311	941	18,392
Net interest income after provision for (reversal of) credit losses	433,395	416,857	448,455

Noninterest income:
Net gains from sale of loans and other mortgage production income	198,536	190,021	172,150
Mortgage loan origination fees	102,641	123,066	144,539
Principal transactions, commissions and fees	253,269	250,579	218,940
Investment banking, advisory and administrative fees	181,334	142,952	134,327
Other	105,361	64,338	59,017
Total noninterest income	841,141	770,956	728,973

Noninterest expense:
Employees' compensation and benefits	730,637	687,149	678,310
Occupancy and equipment, net	81,594	91,233	89,326
Professional services	40,001	44,437	49,100
Other	201,241	210,737	211,573
Total noninterest expense	1,053,473	1,033,556	1,028,309

Income before income taxes	221,063	154,257	149,119
Income tax expense	49,044	31,047	31,140
Net income	172,019	123,210	117,979
Less: Net income attributable to noncontrolling interest	6,428	9,997	8,333
Income attributable to Hilltop	$165,591	$113,213	$109,646

Earnings per common share:
Basic	$2.64	$1.74	$1.69
Diluted	$2.64	$1.74	$1.69

Weighted average share information:
Basic	62,700	65,036	65,043
Diluted	62,709	65,046	65,045

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$172,019	$123,210	$117,979
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $(1,242), $(1,742), and $(1,734), respectively	(4,256)	(5,746)	(5,691)
Net unrealized gains (losses) on securities available-for-sale, net taxes of $8,852, $3,113, and $3,762, respectively	30,795	9,024	11,872
Reclassification adjustment for gains (losses) included in net income, net taxes of $0, $34, and $1, respectively	—	114	4
Amortization of unrealized losses on securities transferred from available-for-sale to held-maturity, net of tax $1,665, $1,988 and $1,755, respectively	5,081	6,616	5,841
Comprehensive income	203,639	133,218	130,005
Less: comprehensive income attributable to noncontrolling interest	6,428	9,997	8,333

Comprehensive income applicable to Hilltop	$197,211	$123,221	$121,672

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated		Deferred			Total
			Additional	Other		Compensation	Employee		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Employee Stock	Stock Trust		Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Trust, Net	Shares	Amount	Equity	Interest	Equity
Balance, December 31, 2022	64,685	$647	$1,046,331	$(133,531)	$1,123,636	$481	23	$(640)	$2,036,924	$26,605	$2,063,529
Net income	—	—	—	—	109,646	—	—	—	109,646	8,333	117,979
Other comprehensive income	—	—	—	12,026	—	—	—	—	12,026	—	12,026
Stock-based compensation expense	—	—	14,967	—	—	—	—	—	14,967	—	14,967
Common stock issued to board members	17	—	548	—	—	—	—	—	548	—	548
Issuance of common stock related to share-based awards, net	616	7	(4,542)	—	—	—	—	—	(4,535)	—	(4,535)
Repurchases of common stock	(165)	(2)	(2,642)	—	(2,456)	—	—	—	(5,100)	—	(5,100)
Dividends on common stock ($0.64 per share)	—	—	—	—	(41,604)	—	—	—	(41,604)	—	(41,604)
Deferred compensation plan	—	—	—	—	—	(253)	(13)	348	95	—	95
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7,576)	(7,576)
Balance, December 31, 2023	65,153	$652	$1,054,662	$(121,505)	$1,189,222	$228	10	$(292)	$2,122,967	$27,362	$2,150,329
Net income	—	—	—	—	113,213	—	—	—	113,213	9,997	123,210
Other comprehensive income	—	—	—	10,008	—	—	—	—	10,008	—	10,008
Stock-based compensation expense	—	—	10,192	—	—	—	—	—	10,192	—	10,192
Common stock issued to board members	16	—	483	—	—	—	—	—	483	—	483
Issuance of common stock related to share-based awards, net	439	4	(2,845)	—	—	—	—	—	(2,841)	—	(2,841)
Repurchases of common stock	(640)	(6)	(10,273)	—	(9,585)	—	—	—	(19,864)	—	(19,864)
Dividends on common stock ($0.68 per share)	—	—	—	—	(44,257)	—	—	—	(44,257)	—	(44,257)
Deferred compensation plan	—	—	—	—	—	(228)	(10)	292	64	—	64
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(9,012)	(9,012)
Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$—	—	$—	$2,189,965	$28,347	$2,218,312
Net income	—	—	—	—	165,591	—	—	—	165,591	6,428	172,019
Other comprehensive income	—	—	—	31,620	—	—	—	—	31,620	—	31,620
Stock-based compensation expense	—	—	14,088	—	—	—	—	—	14,088	—	14,088
Common stock issued to board members	21	—	650	—	—	—	—	—	650	—	650
Issuance of common stock related to share-based awards, net	257	3	(2,315)	—	—	—	—	—	(2,312)	—	(2,312)
Repurchases of common stock	(5,706)	(58)	(91,570)	—	(94,172)	—	—	—	(185,800)	—	(185,800)
Dividends on common stock ($0.72 per share)	—	—	—	—	(45,401)	—	—	—	(45,401)	—	(45,401)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,570)	(5,570)
Balance, December 31, 2025	59,540	$595	$973,072	$(79,877)	$1,274,611	$—	—	$—	$2,168,401	$29,205	$2,197,606

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$172,019	$123,210	$117,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	7,311	941	18,392
Depreciation, amortization and accretion, net	15,710	19,948	19,630
Equity in earnings of merchant banking subsidiaries	(46,679)	(9,161)	(9,062)
Deferred income taxes	5,440	(19,535)	7,004
Other, net	14,324	4,114	14,185
Net change in securities purchased under agreements to resell	32,751	(8,717)	38,059
Net change in trading securities	34,495	25,288	239,041
Net change in broker-dealer and clearing organization receivables	(117,331)	102,019	(448,825)
Net change in other assets	1,605	42,195	25,016
Net change in broker-dealer and clearing organization payables	118,645	(64,509)	413,622
Net change in other liabilities	(33,695)	(10,886)	(2,942)
Net change in securities sold, not yet purchased	(19,279)	22,362	(18,151)
Proceeds from sale of mortgage servicing rights asset	—	87,268	19,055
Change in valuation of mortgage servicing rights asset	2,203	15,083	12,467
Net gains from sales of loans	(198,536)	(190,021)	(172,150)
Loans originated for sale	(10,195,491)	(10,007,122)	(9,485,477)
Proceeds from loans sold	10,167,812	10,141,455	9,655,180
Net cash provided by (used in) operating activities	(38,696)	273,932	443,023
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	115,120	81,969	68,882
Proceeds from sales, maturities and principal reductions of securities available for sale	254,103	235,722	249,520
Proceeds from sales of equity securities	6,549	12,663	—
Purchases of securities held to maturity	(100,017)	—	—
Purchases of securities available for sale	(295,251)	(116,117)	(65,165)
Purchases of equity securities	—	(1,475)	(19,914)
Net change in loans held for investment	(401,695)	110,916	(71,419)
Purchases of premises and equipment and other assets	(16,834)	(7,131)	(8,488)
Proceeds from sales and distributions of premises and equipment and other assets	74,911	7,646	4,260
Proceeds from sale of loans held for sale transferred from loans held for investment	—	30,103	—
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(1,732)	(75)	662
Net cash provided by (used in) investing activities	(364,846)	354,221	158,338
Financing Activities
Net change in deposits	(119,286)	(32,193)	(201,915)
Net change in short-term borrowings	(183,872)	(93,157)	(70,929)
Proceeds from long-term borrowings	1,073,963	918,713	490,151
Payments on long-term borrowings	(1,247,123)	(890,886)	(490,151)
Payments to repurchase common stock	(184,032)	(19,864)	(5,100)
Dividends paid on common stock	(45,401)	(44,257)	(41,604)
Net cash distributed to noncontrolling interest	(5,570)	(9,012)	(7,576)
Other, net	(2,922)	(3,652)	(5,391)
Net cash used in financing activities	(714,243)	(174,308)	(332,515)

Net change in cash, cash equivalents and restricted cash	(1,117,785)	453,845	268,846
Cash, cash equivalents and restricted cash, beginning of year	2,370,590	1,916,745	1,647,899
Cash, cash equivalents and restricted cash, end of year	$1,252,805	$2,370,590	$1,916,745

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,231,944	$2,298,977	$1,858,700
Federal funds sold	650	650	650
Assets segregated for regulatory purposes	20,211	70,963	57,395
Total cash, cash equivalents and restricted cash	$1,252,805	$2,370,590	$1,916,745
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$347,088	$426,777	$357,403
Cash paid for income taxes, net of refunds	$61,075	$44,228	$19,060
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$7,604	$3,001	$5,638
Additions to mortgage servicing rights	$13,971	$11,412	$27,359
Non-cash distributions from merchant banking investments	$11,498	$—	$—

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates regarding the allowance for credit losses, the fair values of financial instruments, and the potential impairment of goodwill and identifiable intangible assets are particularly subject to change. The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date.

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

During 2025, certain financial statement line items within the noninterest income section of the consolidated income statement were reclassified to better align disclosures to business activities. Securities commissions and fees was changed to principal transactions, commissions and fees and investment and securities advisory fees and commissions was changed to investment banking, advisory and administrative fees to better describe the underlying activities within these financial statement line items. Additionally, income from principal transactions that was historically presented in other noninterest income was reclassified to principal transactions, commissions and fees. These reclassifications were applied retrospectively to all prior periods presented. Total noninterest income did not change as a result of these reclassifications. Certain other reclassifications have been made to the prior period consolidated financial statements to conform with current period presentation. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

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

Debt Issuance Costs

The Company capitalizes debt issuance costs associated with financing of debt. These costs are amortized using the effective interest method over the repayment term of the debt. Unamortized debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the associated debt liability. Debt issuance costs of $0.9 million, $0.5 million and $0.5 million during 2025, 2024 and 2023, respectively, were amortized and included in interest expense within the consolidated statements of operations. In May 2020 and April 2015, debt issuance costs of $3.2 million and $1.9 million, respectively, were capitalized in connection with Hilltop’s issuance of the Subordinated Notes due 2030 and 2035 (defined hereafter) and the 5% senior notes due 2025 (defined hereafter), respectively.

On January 15, 2025 and May 15, 2025, the Company redeemed the 5% Senior Notes due 2025 (defined hereafter) and the Subordinated Notes due 2030 (defined hereafter), respectively.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Intangibles and Other Long-Lived Assets

Intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. The Company’s intangible assets primarily consist of trade names and customer relationships. Intangible assets with definite useful lives are generally amortized on the straight-line method over their estimated lives, although certain intangibles, including customer relationships, are amortized on an accelerated basis. Amortization of intangible assets is recorded in other noninterest expense within the consolidated statements of operations. Intangible assets with indefinite useful lives are tested for impairment on an annual basis as of October 1st, or more often if events or circumstances indicate there may be impairment, and not amortized until their lives are determined to be definite. Intangible assets with definite useful lives, premises and equipment, operating lease ROU assets, and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. Impaired assets are recorded at fair value.

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

Revenue from Contracts with Customers

Certain activities primarily within the Company’s banking and broker-dealer segments are subject to the provisions of ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

The Company’s broker-dealer segment has four primary lines of business: (i) public finance services, (ii) structured finance, (iii) fixed income services and (iv) wealth management, which includes retail, clearing services and securities lending groups. Revenue from contracts with customers subject to the guidance in ASC 606 from the broker-dealer segment is included within the principal transactions, commissions and fees and investment banking, advisory and administrative fees line items within the consolidated statements of operations. Revenue from contracts with customers includes commission income and fees from investment banking and asset management services. The recognition and measurement of revenue is based on the assessment of individual contract terms. Significant judgement is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the broker-dealer’s progress under the contact; whether revenue should be presented gross or net of certain costs; and whether constraints on variable consideration should be applied due to uncertain future events. For further details involving the recognition of broker-dealer segment revenues, see Note 23 to the consolidated financial statements.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Net earnings, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method. Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. The Company calculated basic earnings per common share using the treasury method instead of the two-class method because there were no instruments which qualified as participating securities during 2025, 2024 or 2023.

Diluted earnings per common share is computed in a similar manner, except that first the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares, excluding the participating securities, were issued using the treasury stock method. During, 2025, 2024 and 2023, restricted stock units (“RSUs”) were the only potentially dilutive non-participating instruments issued by Hilltop. Next, the Company determines and includes in the diluted earnings per common share calculation the more dilutive effect of the participating securities using the treasury stock method or the two-class method. Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of the amendments in its Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Adopted In 2026

In May 2025, the FASB issued ASU 2025-03, to improve accounting consistency for the acquisition of a variable interest entity that is a business. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company adopted the provisions of the amendments as of January 1, 2026. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting Standards Issued But Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06 to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC's regulations. The amendments will be effective on the date the SEC removes related disclosure requirements from Regulation S-X or Regulation S-K. If by June 30, 2027, the SEC has not removed the applicable disclosure requirements, the pending amendments will not become effective. Early adoption is prohibited. The Company does not expect the future adoption of this amendment to have a material impact on its consolidated financial statements since the Company is currently subject to the SEC’s disclosure and presentation requirements under Regulation S-X and Regulation S-K.

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

In November 2025, the FASB issued ASU 2025-08, to eliminate Day 1 credit loss expense on certain purchased seasoned loans which are acquired more than 90 days post origination or acquired in a business combination. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The amendment may be applied on a prospective basis. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In November 2025, the FASB issued ASU 2025-09, to improve hedge accounting to better align with risk management economics which removes the basis adjustments in fair value hedges from effectiveness assessments in net investment hedges, restoring the viability of dual-hedge strategies. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The amendment may be applied on a prospective basis. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

In December 2025, the FASB issued ASU 2025-11, to add clarity and consistency for disclosure in interim periods around significant events and changes in estimates. The amendments are effective in annual periods beginning after December 15, 2027, and interim periods within those years, with early adoption permitted. The amendment may be applied on a prospective or retrospective basis. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In December 2025, the FASB issued ASU 2025-12, to clarify or improve disclosure and presentation requirements of a variety of topics. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained MSR asset at fair value, under the provisions of the Fair Value Option. The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At December 31, 2025 and 2024, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $886.2 million and $809.8 million, respectively, and the unpaid principal balance of those loans was $870.1 million and $803.0 million, respectively. The interest component of fair value is reported as interest income on loans in the accompanying consolidated statements of operations.

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

Available For Sale Securities — Most securities available for sale are reported at fair value using Level 2 inputs. The Company obtains fair value measurements from independent pricing services. As the Company is responsible for the determination of fair value, control processes are designed to ensure that the fair values received from independent pricing services are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the financial instruments’ terms and conditions, among other things. The fair value of certain available for sale securities by the Company’s merchant bank subsidiary, including those measured at fair value under the provision of the Fair Value Option, are primarily measured using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, management’s knowledge of underlying collateral and recent transaction pricing.

Equity Securities — For public common and preferred equity stocks, the determination of fair value uses Level 1 inputs based on observable market transactions.

Loans Held for Sale — Mortgage loans held for sale are reported at fair value, as discussed above, using Level 2 inputs that consist of commitments on hand from investors or prevailing market prices. These instruments are held for relatively short periods, typically no more than 30 to 45 days. As a result, changes in instrument-specific credit risk are not a significant component of the change in fair value. The fair value of certain loans held for sale that cannot be sold through normal sale channels or are non-performing is measured using Level 3 inputs. The fair value of such loans is generally based upon estimates of expected cash flows using unobservable inputs, including listing prices of comparable assets, uncorroborated expert opinions, and/or management’s knowledge of underlying collateral. Certain mortgage loans held for sale that are guaranteed by U.S. government agencies that are subject to repurchase or have been repurchased by PrimeLending and certain mortgage loans originated by PrimeLending on behalf of the Bank are reported at amortized cost and are not recorded at fair value on either a recurring or non-recurring basis.

Loans Held for Investment — The fair value of certain loans held for investment prior to the sale of such instruments during 2024 by the Company’s merchant bank subsidiary were measured, under the provisions of the Fair Value Option, using the income approach with Level 3 inputs. The fair value of such loans were based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, and management’s knowledge of underlying collateral.

Derivatives — Derivatives, which are included in other assets and liabilities within the Company’s consolidated balance sheets, are reported at fair value using either Level 2 or Level 3 inputs. The Bank uses dealer quotes to value interest rate swaps, forward purchase commitments and forward sale commitments executed for both hedging and non-hedging purposes. The Hilltop Broker-Dealer’s forward purchase commitments and forward sale commitments, and interest rate swaps are valued by quoted prices in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace. PrimeLending uses dealer quotes to value forward purchase commitments. PrimeLending’s IRLCs to customers are valued based on the change in the fair value of the underlying mortgage loan from inception of the IRLC to the balance sheet date, adjusted for projected loan closing rates. PrimeLending determines the value of the underlying mortgage loan as discussed in “Loans Held for Sale,” above. Additionally, PrimeLending and Hilltop Broker-Dealer use exchange traded pricing obtained from dealers to value futures contracts and U.S. Treasury bond futures and options used to hedge interest rate risk. Hilltop Broker-Dealer uses pricing obtained from dealers to value credit default swaps and MMD rate locks, to hedge changes in the fair value of its securities.

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

Equity Investments — The Company has elected to measure certain equity investments by the Company’s merchant bank subsidiary under the provisions of the Fair Value Option using Level 3 inputs to mitigate volatility in reported earnings caused by changes in fair value and better align with merchant bank investment strategy. Equity investments are reported as a component of other assets within the consolidated balance sheets and changes in fair value are reported within other noninterest income in the accompanying consolidated statements of operations.

Securities Sold, Not Yet Purchased — Securities sold, not yet purchased are reported at fair value primarily using either Level 1 or Level 2 inputs in the same manner as discussed above for trading and available for sale securities.

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
December 31, 2025	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,915	$608,493	$—	$617,408
Available for sale securities	—	1,429,056	61,992	1,491,048
Equity securities	265	—	—	265
Loans held for sale	—	847,289	38,866	886,155
Derivative assets	—	45,403	—	45,403
MSR asset	—	—	17,491	17,491
Equity investments	—	—	18,774	18,774
Securities sold, not yet purchased	29,390	8,565	—	37,955
Derivative liabilities	—	14,005	—	14,005

	Level 1	Level 2	Level 3	Total
December 31, 2024	Inputs	Inputs	Inputs	Fair Value
Trading securities	$11,001	$510,585	$3,330	$524,916
Available for sale securities	—	1,366,733	29,816	1,396,549
Equity securities	297	—	—	297
Loans held for sale	—	761,125	48,657	809,782
Derivative assets	—	67,821	—	67,821
MSR asset	—	—	5,723	5,723
Equity investments	—	—	22,015	22,015
Securities sold, not yet purchased	52,637	4,597	—	57,234
Derivative liabilities	—	11,290	—	11,290

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table includes a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
						Included in
	Balance,			Transfers		Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Year	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Year
Year ended December 31, 2025
Trading securities	$3,330	$2,970	$(6,218)	$—	$(82)	$—	$—
Available for sale securities	29,816	28,900	—	—	2,815	461	61,992
Loans held for sale	48,657	32,099	(37,806)	—	(4,084)	—	38,866
MSR asset	5,723	13,971	—	—	(2,203)	—	17,491
Equity investments	22,015	14,024	(31,956)	—	14,691	—	18,774
Total	$109,541	$91,964	$(75,980)	$—	$11,137	$461	$137,123

Year ended December 31, 2024
Trading securities	$—	$3,515	$—	$—	$(185)	$—	$3,330
Available for sale securities	24,418	6,250	(4,702)	—	2,672	1,178	29,816
Loans held for sale	38,036	85,844	(60,326)	—	(14,897)	—	48,657
Loans held for investment	10,858	—	(11,352)	—	494	—	—
Derivative assets	820	—	(2,598)	—	1,778	—	—
MSR asset	96,662	11,412	(87,268)	—	(15,083)	—	5,723
Equity investments	19,540	2,475	—	—	—	—	22,015
Total	$190,334	$109,496	$(166,246)	$—	$(25,221)	$1,178	$109,541

Year ended December 31, 2023
Available for sale securities	$—	$25,919	$—	$—	$—	$(1,501)	$24,418
Loans held for sale	40,707	80,417	(61,522)	(1,008)	(20,558)	—	38,036
Loans held for investment	9,181	—	—	—	1,677	—	10,858
Derivative assets	—	782	—	—	38	—	820
MSR asset	100,825	27,359	(19,055)	—	(12,467)	—	96,662
Equity investment	—	19,540	—	—	—	—	19,540
Total	$150,713	$154,017	$(80,577)	$(1,008)	$(31,310)	$(1,501)	$190,334

All net realized and unrealized gains (losses) in the table above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at December 31, 2025.

For material Level 3 financial instruments measured at fair value on a recurring basis the significant unobservable inputs used in the fair value measurements were as follows.

			December 31, 2025
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Available for sale securities	Discounted cash flow	Discount rate	$33,092	13.25	-	15.50%
	Recent transaction	Recent transaction	28,900

Loans held for sale	Market comparable	Projected price	38,866	78	-	94%	(90%)

MSR asset	Discounted cash flow	Constant prepayment rate	17,491			14.68%
		Discount rate				11.45%

Equity investments	Market comparable	Market multiple	3,802			14.5x
	Discounted cash flow	Discount rate				12.50%
	Discounted cash flow	Discount rate	1,372			14.50%
	Recent transaction	Recent transaction	13,600

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

			December 31, 2024
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Trading securities	Discounted cash flow	Prepayment rate	$3,330	10	-	12%	(11%)

Available for sale securities	Discounted cash flow	Discount rate	23,519	12.75	-	14.00%
	Recent transaction	Recent transaction	6,297

Loans held for sale	Market comparable	Projected price	48,657	78	-	95%	(93%)

MSR asset	Discounted cash flow	Constant prepayment rate	5,723			10.10%
		Discount rate				14.89%

Equity investments	Market comparable	Market multiple	19,540			12.5x
	Market comparable	Market multiple	1,000	2.0x	-	5.4x
	Recent transaction	Recent transaction	1,475

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

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Net	Other	Total	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses) (1)	Income	Fair Value	(Losses) (1)	Income	Fair Value	(Losses) (1)	Income	Fair Value
Available for sale securities	$—	$(829)	$(829)	$—	$—	$—	$—	$—	$—
Loans held for sale	9,230	—	9,230	(15,023)	—	(15,023)	14,426	—	14,426
Loans held for investment	—	—	—	94	—	94	565	—	565
MSR asset	(2,203)	—	(2,203)	(15,083)	—	(15,083)	(12,467)	—	(12,467)
Equity investments	—	8,243	8,243	—	—	—	—	—	—
(1)	Net gains (losses) related to changes in fair value of material instruments that are accounted for under the Fair Value Option are reported in the following line items of the consolidated statement of operations: Loans held for sale - Net gains from sale of loans and other production income, Loans held for investment - Loans, including fees and MSR asset – Net gains from sale of loans and other mortgage production income.

The Company determines the fair value of OREO on a non-recurring basis. In particular, the fair value of properties are determined at their respective acquisition date fair values. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The Company determines fair value primarily using independent appraisals of OREO properties. The resulting fair value measurements are classified as Level 2 inputs. At December 31, 2025 and 2024, the estimated fair value of OREO was $8.0 million and $2.8 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded a nominal loss during 2025, compared with a total gain of $0.4 million and a total loss of $0.1 million during 2024 and 2023, respectively, which represent a change in fair value subsequent to initial recognition of the asset.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Deposits — The estimated fair value of demand deposits, savings accounts and negotiable order of withdrawal accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount for variable-rate certificates of deposit approximates their fair values.

Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, Federal Home Loan Bank (“FHLB”) and other short-term borrowings approximate their fair values.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Notes Payable — The fair values are estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2025	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,232,594	$1,232,594	$—	$—	$1,232,594
Assets segregated for regulatory purposes	20,211	20,211	—	—	20,211
Securities purchased under agreements to resell	55,977	—	55,977	—	55,977
Held to maturity securities	728,329	—	674,890	—	674,890
Loans held for sale	63,987	—	19,251	46,298	65,549
Loans held for investment, net	8,220,415	—	344,533	8,048,167	8,392,700
Broker-dealer and clearing organization receivables	1,588,882	—	1,588,882	—	1,588,882
Other assets	70,079	—	70,079	—	70,079

Financial liabilities:
Deposits	10,878,080	—	10,871,788	—	10,871,788
Broker-dealer and clearing organization payables	1,518,503	—	1,518,503	—	1,518,503
Short-term borrowings	676,882	—	676,882	—	676,882
Notes payable	148,587	—	144,323	—	144,323
Other liabilities	7,489	—	7,489	—	7,489

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2024	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$2,299,627	$2,299,627	$—	$—	$2,299,627
Assets segregated for regulatory purposes	70,963	70,963	—	—	70,963
Securities purchased under agreements to resell	88,728	—	88,728	—	88,728
Held to maturity securities	737,899	—	649,872	—	649,872
Loans held for sale	48,883	—	1,436	49,435	50,871
Loans held for investment, net	7,849,435	—	363,718	7,572,849	7,936,567
Broker-dealer and clearing organization receivables	1,452,366	—	1,452,366	—	1,452,366
Other assets	69,545	—	69,545	—	69,545

Financial liabilities:
Deposits	11,065,322	—	11,058,234	—	11,058,234
Broker-dealer and clearing organization payables	1,331,902	—	1,331,902	—	1,331,902
Short-term borrowings	834,023	—	834,023	—	834,023
Notes payable	347,667	—	331,965	—	331,965
Other liabilities	16,779	—	16,779	—	16,779

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company held equity investments other than securities of $18.9 million and $32.9 million at December 31, 2025 and 2024, respectively, which are included within other assets in the consolidated balance sheets. Of the $18.9 million of such equity investments held at December 31, 2025, $1.6 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments (in thousands).

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$1,979	$6,607
Impairments and downward adjustments	(416)	(2,305)
Dispositions	—	(2,323)
Balance, end of year	$1,563	$1,979

Merchant Bank Transaction

In January 2025, the Company’s merchant bank subsidiary entered into a definitive agreement to sell all of the capital stock of Moser Acquisition, Inc. to Atlas Energy Solutions Inc. (“Atlas”) for consideration including cash and Atlas common stock. On February 24, 2025, the sale of the operations associated with the Company’s approximate 30% aggregate interest in Moser Holdings, LLC, which owns Moser Acquisition, Inc., was consummated. The Company’s aggregate interest in Moser Holdings, LLC included equity investments that were included, and will continue to be included, within other assets in the consolidated balance sheets until liquidation of Moser Holdings, LLC. An initial pre-tax gain of $30.5 million ($23.6 million net of tax) was recorded during the first quarter of 2025 based on the Company’s aggregate interest in Moser Holdings, LLC and reported primarily as a component of other noninterest income within the consolidated statements of operations. Subsequently, during 2025, the Company recorded additional net adjustments associated with its aggregate interest in Moser Holdings, LLC and the liquidation of Atlas common stock that resulted in an aggregate pre-tax gain during 2025 of $27.8 million ($21.6 million net of tax). The gain is subject to change given customary post-closing adjustments and liquidation of Moser Holdings, LLC.

4. Securities

The fair value of trading securities are summarized as follows (in thousands).

	December 31,
	2025	2024
U.S. Treasury securities	$123	$2,553
U.S. government agencies:
Bonds	37,222	9,984
Residential mortgage-backed securities	152,343	35,440
Collateralized mortgage obligations	58,611	125,515
Other	—	19,877
Corporate debt securities	41,136	60,594
States and political subdivisions	295,615	244,076
Private-label securitized product	9,547	16,208
Other	22,811	10,669
Totals	$617,408	$524,916

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to deliver and purchase securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $38.0 million and $57.2 million at December 31, 2025 and 2024, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,998	$—	$(55)	$4,943
U.S. government agencies:
Bonds	81,418	138	(349)	81,207
Residential mortgage-backed securities	411,571	1,553	(22,064)	391,060
Commercial mortgage-backed securities	243,888	830	(4,382)	240,336
Collateralized mortgage obligations	716,201	917	(36,593)	680,525
Corporate debt securities (1)	62,683	613	(1,304)	61,992
States and political subdivisions	33,337	39	(2,391)	30,985
Totals	$1,554,096	$4,090	$(67,138)	$1,491,048
(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses include a fair value adjustment of $0.8 million that is reported as a component of other noninterest income within the consolidated statements of operations for the year ended December 31, 2025. All other unrealized gains and losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,991	$—	$(229)	$4,762
U.S. government agencies:
Bonds	112,293	214	(639)	111,868
Residential mortgage-backed securities	379,651	35	(38,500)	341,186
Commercial mortgage-backed securities	226,326	161	(6,160)	220,327
Collateralized mortgage obligations	710,663	328	(53,391)	657,600
Corporate debt securities	30,139	215	(538)	29,816
States and political subdivisions	34,352	10	(3,372)	30,990
Totals	$1,498,415	$963	$(102,829)	$1,396,549

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$265,349	$515	$(18,308)	$247,556
Commercial mortgage-backed securities	122,636	327	(6,088)	116,875
Collateralized mortgage obligations	262,203	223	(25,577)	236,849
States and political subdivisions	78,141	134	(4,665)	73,610
Totals	$728,329	$1,199	$(54,638)	$674,890

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2024	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$255,880	$—	$(31,621)	$224,259
Commercial mortgage-backed securities	147,696	—	(10,688)	137,008
Collateralized mortgage obligations	257,230	—	(38,269)	218,961
States and political subdivisions	77,093	32	(7,481)	69,644
Totals	$737,899	$32	$(88,059)	$649,872

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Additionally, the Company had unrealized net gains of $0.2 million and $0.2 million at December 31, 2025 and 2024 from equity securities with fair values of $0.3 million and $0.3 million at December 31, 2025 and 2024, respectively. The Company recognized net losses of $0.4 million and nominal net losses during 2025 and 2024, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During 2025, the Company recorded net losses of $0.4 million, while during 2024, net gains recognized from equity securities sold were nominal.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	December 31, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,943	55	1	4,762	229
	1	4,943	55	1	4,762	229
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	2	2,811	6	5	32,699	54
Unrealized loss for twelve months or longer	13	41,004	343	14	63,719	585
	15	43,815	349	19	96,418	639
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	11,390	46	20	56,122	1,384
Unrealized loss for twelve months or longer	117	251,643	22,018	107	283,691	37,116
	118	263,033	22,064	127	339,813	38,500
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	1	9,893	43	3	34,539	70
Unrealized loss for twelve months or longer	18	198,985	4,339	20	197,203	6,090
	19	208,878	4,382	23	231,742	6,160
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	3	21,597	54	2	9,944	146
Unrealized loss for twelve months or longer	128	550,788	36,539	132	629,089	53,245
	131	572,385	36,593	134	639,033	53,391
Corporate debt securities (1):
Unrealized loss for less than twelve months	1	7,121	829	1	9,271	538
Unrealized loss for twelve months or longer	1	9,743	475	—	—	—
	2	16,864	1,304	1	9,271	538
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	4	1,919	9
Unrealized loss for twelve months or longer	40	22,742	2,391	52	24,916	3,363
	40	22,742	2,391	56	26,835	3,372
Total available for sale:
Unrealized loss for less than twelve months	8	52,812	978	35	144,494	2,201
Unrealized loss for twelve months or longer	318	1,079,848	66,160	326	1,203,380	100,628
	326	$1,132,660	$67,138	361	$1,347,874	$102,829
(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses includes a fair value adjustment of $0.8 million that is reported as a component of other noninterest income within the consolidated statements of operations for the year ended December 31, 2025. All other unrealized losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2025			December 31, 2024
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	1	$11,337	$2	—	$—	$—
Unrealized loss for twelve months or longer	45	214,351	18,306	45	224,258	31,621
	46	225,688	18,308	45	224,258	31,621
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	20	102,228	6,088	26	137,009	10,688
	20	102,228	6,088	26	137,009	10,688
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	51	206,483	25,577	53	218,961	38,269
	51	206,483	25,577	53	218,961	38,269
States and political subdivisions:
Unrealized loss for less than twelve months	1	500	—	8	4,305	24
Unrealized loss for twelve months or longer	165	60,563	4,665	169	62,113	7,457
	166	61,063	4,665	177	66,418	7,481
Total held to maturity:
Unrealized loss for less than twelve months	2	11,837	2	8	4,305	24
Unrealized loss for twelve months or longer	281	583,625	54,636	293	642,341	88,035
	283	$595,462	$54,638	301	$646,646	$88,059

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at December 31, 2025 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$31,360	$31,364	$—	$—
Due after one year through five years	82,020	81,296	7,419	7,160
Due after five years through ten years	37,258	36,010	58,400	55,357
Due after ten years	31,798	30,457	12,322	11,093
	182,436	179,127	78,141	73,610

Residential mortgage-backed securities	411,571	391,060	265,349	247,556
Commercial mortgage-backed securities	243,888	240,336	122,636	116,875
Collateralized mortgage obligations	716,201	680,525	262,203	236,849
	$1,554,096	$1,491,048	$728,329	$674,890

During 2025, 2024 and 2023, the Company recognized net gains from principal transactions of $140.3 million, $153.6 million and $141.4 million, respectively. During 2025, 2024 and 2023 the Company had no other realized gains and losses on securities. All such net gains and losses are recorded as a component of principal transactions, commissions and fees within the consolidated statements of operations.

Securities with a carrying amount of $1.1 billion and $563.9 million (with a fair value of $1.0 billion and $520.0 million, respectively) at December 31, 2025 and 2024, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at December 31, 2025 and 2024.

Mortgage-backed securities and collateralized mortgage obligations consist principally of GNMA, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) pass-through and

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	December 31,
	2025	2024
Commercial real estate:
Non-owner occupied	$2,121,087	$1,921,691
Owner occupied	1,533,173	1,435,945
Commercial and industrial	1,526,467	1,541,940
Construction and land development	894,011	866,245
1-4 family residential	1,861,654	1,792,602
Consumer	31,027	28,410
Broker-dealer (1)	344,533	363,718
	8,311,952	7,950,551
Allowance for credit losses	(91,537)	(101,116)
Total loans held for investment, net of allowance	$8,220,415	$7,849,435
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Non-accrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,138	$1,635	$681	$3,454	$2,117,633	$2,121,087	$—
Owner occupied	2,281	4,980	1,518	8,779	1,524,394	1,533,173	—
Commercial and industrial	1,577	1,106	13,485	16,168	1,510,299	1,526,467	—
Construction and land development	711	1,009	500	2,220	891,791	894,011	—
1-4 family residential	5,992	3,425	5,114	14,531	1,847,123	1,861,654	42
Consumer	132	45	28	205	30,822	31,027	28
Broker-dealer	—	—	—	—	344,533	344,533	—
	$11,831	$12,200	$21,326	$45,357	$8,266,595	$8,311,952	$70

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,095	$361	$5,012	$6,468	$1,915,223	$1,921,691	$—
Owner occupied	3,549	124	3,869	7,542	1,428,403	1,435,945	—
Commercial and industrial	2,488	7,179	23,101	32,768	1,509,172	1,541,940	43
Construction and land development	3,329	—	2,484	5,813	860,432	866,245	—
1-4 family residential	8,404	1,387	3,892	13,683	1,778,919	1,792,602	—
Consumer	174	1	—	175	28,235	28,410	—
Broker-dealer	—	—	—	—	363,718	363,718	—
	$19,039	$9,052	$38,358	$66,449	$7,884,102	$7,950,551	$43

In addition to the loans shown in the tables above, PrimeLending had $33.7 million and $22.0 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $34.3 million and $22.9 million, at December 31, 2025 and 2024, respectively) that were 90 days past due and accruing interest at December 31, 2025 and 2024, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	December 31, 2025			December 31, 2024			Interest Income Recognized
	With	With No		With	With No		Year Ended December 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2025	2024	2023
Commercial real estate:
Non-owner occupied	$1,012	$2,861	$3,873	$396	$6,770	$7,166	$123	$1,754	$592
Owner occupied	906	4,711	5,617	4,434	1,658	6,092	16	759	568
Commercial and industrial	14,877	13,704	28,581	29,914	29,111	59,025	251	1,614	1,840
Construction and land development	431	579	1,010	475	2,330	2,805	224	50	69
1-4 family residential	732	9,224	9,956	1,526	7,804	9,330	1,276	1,535	1,597
Consumer	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—
	$17,958	$31,079	$49,037	$36,745	$47,673	$84,418	$1,890	$5,712	$4,666

At December 31, 2025 and 2024, $4.4 million and $3.7 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis decreased from December 31, 2024 to December 31, 2025, by $35.4 million. The change in non-accrual loans was primarily due to decreases in commercial and industrial loans of $30.4 million, commercial real estate owner non-occupied loans of $3.3 million and construction and land development loans of $1.8 million.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Year Ended December 31, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$9,200	$—	$—	$—	0.4%
Owner occupied	—	4,465	—	—	—	0.3%
Commercial and industrial	—	28,089	—	—	405	1.9%
Construction and land development	—	9,662	—	—	—	1.1%
1-4 family residential	—	1,749	—	—	—	0.1%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$53,165	$—	$—	$405	0.6%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Year Ended December 31, 2024	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$1,424	$—	$—	$—	0.1%
Owner occupied	—	468	—	—	—	—%
Commercial and industrial	—	50,116	—	—	456	3.3%
Construction and land development	—	359	—	—	—	0.0%
1-4 family residential	—	168	—	—	—	—%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$52,535	$—	$—	$456	0.7%

As shown in the tables above, loans modified for borrowers experiencing financial difficulty during 2025 included term extension modifications for a single relationship of an aggregate amount of $16.1 million and during 2024 included a term extension modification for a single loan of $23 million in the auto note financing subsector within the commercial and industrial loan portfolio.

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following table provides aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$316	$—	$316	$316
Owner occupied	4	—	—	4	4
Commercial and industrial	168	370	1,786	2,324	15,606
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	22
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$172	$686	$1,786	$2,644	$15,948

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Modified Loans Past Due			Total Modified	Modified
December 31, 2024	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$361	$—	$361	$361
Owner occupied	86	—	8	94	94
Commercial and industrial	752	—	—	752	31,686
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	26
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$838	$361	$8	$1,207	$32,167

The above tables that present aging and non-accrual details exclude $18.7 million and $1.7 million of commercial and industrial loans that were modified and subsequently charged off during 2025 and 2024, respectively.

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	34	—%	15
Owner occupied	—%	13	—%	20
Commercial and industrial	1.3%	10	0.5%	25
Construction and land development	—%	22	—%	5
1-4 family residential	—%	11	—%	56
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	1.3%	17	0.5%	25

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

	Amortized Cost Basis by Origination Year							Loans
						2020 and		Converted to
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$44,070	$38,584	$2,248	$13,301	$82,017	$7,504	$941	$—	$188,665
Internal Grade 4-7 (Pass normal risk)	450,214	222,377	99,061	177,880	201,909	56,901	2,769	10,854	1,221,965
Internal Grade 8-11 (Pass high risk and watch)	216,991	79,257	126,496	104,959	62,088	70,469	13,630	627	674,517
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	2,086	5,104	1,758	20,185	—	2,934	—	—	32,067
Internal Grade 14 (Substandard non-accrual)	2,219	—	5	—	1,319	330	—	—	3,873
Current period gross charge-offs	—	—	918	—	—	—	—	—	918

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$38,832	$24,234	$6,408	$6,830	$19,458	$32,121	$9,553	$10,682	$148,118
Internal Grade 4-7 (Pass normal risk)	190,758	95,143	105,456	92,590	174,617	175,700	18,811	8,846	861,921
Internal Grade 8-11 (Pass high risk and watch)	138,415	60,859	30,513	98,533	38,630	92,100	15,790	497	475,337
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	3,803	11,187	10,180	1,977	3,613	11,085	298	37	42,180
Internal Grade 14 (Substandard non-accrual)	1,124	373	—	—	3,445	675	—	—	5,617
Current period gross charge-offs	—	—	—	—	—	148	—	—	148

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$25,161	$32,737	$3,884	$5,523	$1,532	$2,930	$51,787	$—	$123,554
Internal Grade 4-7 (Pass normal risk)	120,775	42,563	10,255	45,068	50,089	22,605	240,789	8,534	540,678
Internal Grade 8-11 (Pass high risk and watch)	130,769	84,800	36,441	23,420	22,186	9,008	233,418	3,591	543,633
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	784	3,542	286	2,401	2,091	1,712	18,298	3,818	32,932
Internal Grade 14 (Substandard non-accrual)	2,222	4,094	5,735	3,471	1,119	33	221	11,686	28,581
Current period gross charge-offs	98	3,095	842	934	490	14	2,575	8,785	16,833

Construction and land development
Internal Grade 1-3 (Pass low risk)	$7,102	$879	$—	$—	$789	$—	$—	$—	$8,770
Internal Grade 4-7 (Pass normal risk)	278,308	109,451	75,126	13,495	6,447	4,406	3,520	90	490,843
Internal Grade 8-11 (Pass high risk and watch)	255,620	94,080	11,012	2,161	2,399	2,857	6,085	—	374,214
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	2,094	498	232	—	—	—	—	—	2,824
Internal Grade 14 (Substandard non-accrual)	—	605	276	133	—	(4)	—	—	1,010
Current period gross charge-offs	—	184	90	—	—	2	—	—	276

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	1,662	—	—	—	—	759	—	—	2,421
FICO greater than 720	13,520	—	—	—	115	—	—	—	13,635
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	294	—	—	—	—	—	—	—	294
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$404	$454	$596	$1,105	$352	$16,247	$141	$—	$19,299
FICO between 620 and 720	76,235	27,501	11,329	11,757	11,348	27,458	1,588	1,008	168,224
FICO greater than 720	195,851	134,230	93,438	420,217	605,112	111,155	2,837	408	1,563,248
Substandard non-accrual	—	914	481	605	1,088	6,868	—	—	9,956
Other (1)	48,949	26,912	10,176	3,877	—	3,818	7,026	169	100,927
Current period gross charge-offs	—	—	—	5	—	1	—	—	6

Consumer
FICO less than 620	$903	$99	$68	$49	$6	$5	$315	$6	$1,451
FICO between 620 and 720	2,886	803	515	405	31	34	2,780	9	7,463
FICO greater than 720	6,283	1,525	693	871	210	6	3,374	5	12,967
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	7,387	1,170	91	70	20	5	403	—	9,146
Current period gross charge-offs	152	50	4	34	—	2	18	18	278

Total loans with credit quality measures	$2,265,721	$1,103,975	$642,759	$1,050,883	$1,292,030	$659,721	$634,374	$60,867	$7,710,330
Commercial and industrial (mortgage warehouse lending)									$257,089
Broker-dealer (margin loans and correspondent receivables)									$344,533
Total loans held for investment									$8,311,952

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at December 31, 2025. In addition, as of December 31, 2025, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of December 31, 2025. While the Company believes it has an appropriate allowance for the existing loan portfolio at December 31, 2025, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowances for credit losses levels, see Note 1 to the consolidated financial statements.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of December 31, 2025, the Company utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in December 2025 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of December 31, 2024, we utilized a single macroeconomic alternative scenario, or S5, published by Moody’s Analytics in December 2024. The baseline forecast economic scenario expects the U.S. Real Gross Domestic Product (“GDP”), growth to remain weak in the near term. In this scenario, employment growth will be slow, and the unemployment rate will increase gradually during 2026. Significant variables that impact the modeled losses across the Company’s loan portfolios are the GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During 2025, the provision for credit losses was primarily driven by a build in the allowance related to specific reserves and higher net charge-offs, partially offset by changes in the U.S. economic outlook and portfolio changes associated with collectively evaluated loans, including changes in loan mix and risk rating grade migration since December 31, 2024. The net impact to the allowance of changes associated with individually evaluated loans during 2025 included a provision for credit losses of $13.5 million, while collectively evaluated loans included a reversal of credit losses of $6.2 million. The change in the allowance for credit losses during 2025 was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior year, as well as the economic scenario change during the second quarter of 2025. The change in the allowance during 2025 was also impacted by net charge-offs of $16.9 million. Of the $16.9 million of net charge-offs at December 31, 2025, $11.5

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

million was comprised of three credit relationships associated with commercial and industrial loans within the auto note financing industry subsector.

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

Changes in the allowance for credit losses for loans held for investments, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2025	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$29,310	$(4,127)	$(918)	$—	$24,265
Owner occupied	33,112	1,052	(148)	19	34,035
Commercial and industrial	25,609	11,183	(16,833)	1,321	21,280
Construction and land development	7,161	445	(276)	68	7,398
1-4 family residential	5,327	(1,214)	(6)	29	4,136
Consumer	547	(4)	(278)	132	397
Broker-dealer	50	(24)	—	—	26
Total	$101,116	$7,311	$(18,459)	$1,569	$91,537

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2024	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$40,061	$(9,104)	$(1,647)	$—	$29,310
Owner occupied	28,114	4,849	—	149	33,112
Commercial and industrial	20,926	14,520	(11,865)	2,028	25,609
Construction and land development	12,102	(4,943)	—	2	7,161
1-4 family residential	9,461	(4,302)	(2)	170	5,327
Consumer	648	(28)	(284)	211	547
Broker-dealer	101	(51)	—	—	50
Total	$111,413	$941	$(13,798)	$2,560	$101,116

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Balance,	Provision for		Recoveries on
	Beginning of	(Reversal of)	Loans	Charged Off	Balance,
Year Ended December 31, 2023	Year	Credit Losses	Charged Off	Loans	End of Year
Commercial real estate:
Non-owner occupied	$39,247	$806	$(34)	$42	$40,061
Owner occupied	24,008	5,042	(977)	41	28,114
Commercial and industrial	16,035	6,334	(4,888)	3,445	20,926
Construction and land development	6,051	6,052	(1)	—	12,102
1-4 family residential	9,313	86	(73)	135	9,461
Consumer	554	205	(387)	276	648
Broker-dealer	234	(133)	—	—	101
Total	$95,442	$18,392	$(6,360)	$3,939	$111,413

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$7,918	$8,876	$7,784
Other noninterest expense	1,484	(958)	1,092
Balance, end of year	$9,402	$7,918	$8,876

During 2025, the increase in the allowance for unfunded commitments was due to increases in commitment balances, partially offset by decreases in loan expected loss rates. During 2024, the decrease in the allowance for unfunded commitments was primarily due to decreases in commitment balances and loan expected loss rates, while during 2023, the increase in the allowance for unfunded commitments was due to increases in loan expected loss rates.

7. Cash and Due from Banks

Cash and due from banks consisted of the following (in thousands).

	December 31,
	2025	2024
Cash on hand	$38,887	$38,224
Clearings and collection items	54,030	69,388
Deposits at Federal Reserve Bank	1,024,011	2,052,600
Deposits at Federal Home Loan Bank	1,613	1,523
Deposits in FDIC-insured institutions	113,403	137,242
	$1,231,944	$2,298,977

The amounts above include interest-bearing deposits of $1.0 billion and $2.1 billion at December 31, 2025 and 2024, respectively. Cash on hand and deposits at the Federal Reserve Bank satisfy regulatory reserve requirements at December 31, 2025 and 2024.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Premises and Equipment

The components of premises and equipment are summarized as follows (in thousands).

	December 31,
	2025	2024
Land and premises	$118,776	$121,934
Furniture and equipment	285,810	283,352
	404,586	405,286
Less accumulated depreciation and amortization	(271,766)	(257,041)
	$132,820	$148,245

The amounts shown above include gross assets recorded under finance leases of $4.8 million and $4.8 million, with accumulated amortization of $4.4 million and $4.0 million at December 31, 2025 and 2024, respectively.

Occupancy expense was reduced by rental income of $1.5 million, $2.2 million and $2.6 million during 2025, 2024 and 2023, respectively. Depreciation and amortization expense on premises and equipment, which includes amortization of finance leases, amounted to $18.1 million, $22.7 million and $23.3 million during 2025, 2024 and 2023, respectively.

9. Goodwill and Other Intangible Assets

At December 31, 2025, the carrying amount of goodwill of $267.4 million was comprised of $39.6 million recorded in connection with the acquisition of The Bank of River Oaks (“BORO”) in an all-cash transaction (“BORO Acquisition”) and $227.8 million recorded in connection with the acquisition of PCC pursuant to a plan of merger whereby PCC merged with and into a wholly owned subsidiary (the “PlainsCapital Merger”). The banking, mortgage origination and broker-dealer business segments have been assigned goodwill of $247.4 million, $13.1 million and $7.0 million, respectively.

Other intangible assets were $5.6 million and $6.6 million at December 31, 2025 and 2024, respectively.

The Company performed required annual impairment tests of its goodwill and other intangible assets having an indefinite useful life as of October 1st for each of its reportable business segments. At October 1, 2025, the Company determined that the estimated fair value of goodwill for each of its business segments and other intangible assets exceeded their carrying values. The Company estimated the fair values of goodwill for its business segments based on both a market and income approach using historical, normalized actual and forecasted results, taking into consideration the amount by which fair value exceeded book value and sensitivities performed. Based on this evaluation, at December 31, 2025, the Company concluded that the goodwill and other identifiable intangible assets were fully realizable.

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

To the extent future operating performance of the Company’s reporting segments remain challenged and below forecasted projections during 2026, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform impairment tests on its goodwill and other intangible assets, an impairment charge may be recorded for that period.

While certain valuation assumptions and judgments may change to account for operating performance of the reporting segments and overall economic conditions, the Company does not anticipate significant changes in methodology used to determine the fair value of its goodwill, intangible assets and other long-lived assets. The Company will continue to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

monitor developments regarding future operating performance of its business segments, overall economic conditions, market capitalization, and any other triggering events or circumstances that may indicate an impairment in the future.

The carrying value of intangible assets subject to amortization was as follows (in thousands).

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2025	(Years)			Assets	Amortization	Assets
Trademarks and trade names		20		16,500	(11,312)	5,188
Customer contracts and relationships	12	-	14	15,300	(14,883)	417
				$31,800	$(26,195)	$5,605

	Estimated			Gross		Net
	Useful Life			Intangible	Accumulated	Intangible
December 31, 2024	(Years)			Assets	Amortization	Assets
Core deposits	4	-	12	$48,930	$(48,930)	$—
Trademarks and trade names		20		16,500	(10,562)	5,938
Customer contracts and relationships	12	-	14	15,300	(14,605)	695
				$80,730	$(74,097)	$6,633

Amortization expense related to intangible assets during 2025, 2024 and 2023 was $1.0 million, $1.8 million and $2.9 million, respectively. The estimated aggregate future amortization expense for intangible assets at December 31, 2025 is as follows (in thousands).

2026	$959
2027	889
2028	820
2029	750
2030	750
Thereafter	1,437
$5,605

10. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$5,723	$96,662	$100,825
Additions	13,971	11,412	27,359
Sales	—	(87,268)	(19,055)
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(1,351)	(11,331)	(7,848)
Due to customer payoffs	(852)	(3,752)	(4,619)
Balance, end of year	$17,491	$5,723	$96,662

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2025	2024
Mortgage loans serviced for others (2)	$1,145,063	$358,880
MSR asset as a percentage of serviced mortgage loans	1.53%	1.59%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions. Included in 2024 are MSR asset fair value adjustments totaling $12.3 million, which reflected the difference between the MSR asset carrying values and the sale prices reflected in the respective signed letters of intent to sell certain MSR assets.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	December 31,
	2025	2024
Weighted average constant prepayment rate	14.68%	10.10%
Weighted average discount rate	11.45%	14.89%
Weighted average life (in years)	5.8	7.8

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	December 31,
	2025	2024
Constant prepayment rate:
Impact of 10% adverse change	$(899)	$(220)
Impact of 20% adverse change	(1,714)	(426)
Discount rate:
Impact of 10% adverse change	(651)	(294)
Impact of 20% adverse change	(1,253)	(557)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $3.4 million, $22.1 million and $31.9 million during 2025, 2024 and 2023, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Deposits

Deposits are summarized as follows (in thousands).

	December 31,
	2025	2024
Noninterest-bearing demand	$2,831,919	$2,768,707
Interest-bearing:
Demand accounts	4,202,031	4,218,225
Brokered - demand	3,000	4,722
Money market	2,436,713	2,592,508
Brokered - money market	12,288	10,451
Savings	225,612	221,667
Time	1,166,517	1,249,042
	$10,878,080	$11,065,322

At December 31, 2025, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $577.5 million.

Scheduled maturities of all time deposits at December 31, 2025 are as follows (in thousands).

2026	$1,074,783
2027	32,854
2028	50,842
2029	4,524
2030 and thereafter	3,514
$1,166,517

12. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	December 31,
	2025	2024
Federal funds purchased	$153,208	$407,058
Securities sold under agreements to repurchase	269,309	198,418
Federal Home Loan Bank	—	—
Short-term bank loans	—	—
Commercial paper	254,365	228,547
	$676,882	$834,023

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information concerning federal funds purchased is shown in the following tables (dollars in thousands).

	Year Ended December 31,
	2025	2024	2023
Average balance during the year	$507,045	$733,799	$804,515
Average interest rate during the year	4.53%	5.36%	5.53%
Maximum month-end balance during the year	$474,518	$798,149	$1,341,502

Information concerning securities sold under agreements to repurchase is shown in the following tables (dollars in thousands).

	December 31,
	2025	2024
Average interest rate at end of year	4.25%	5.06%
Securities underlying the agreements at end of year:
Carrying value	$268,805	$198,174
Estimated fair value	$292,493	$214,538

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. At December 31, 2025, the Bank had available collateral of $4.4 billion, substantially all of which was blanket collateral. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Year Ended December 31,
	2025	2024	2023
Average balance during the year	$—	$—	$135,274
Average interest rate during the year	4.54%	5.62%	5.10%
Maximum month-end balance during the year	$—	$—	$500,000

	December 31,
	2025	2024
Average interest rate at end of year	—%	—%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At December 31, 2025, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $125.0 million. There were no outstanding short-term bank loans at December 31, 2025 and 2024.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-2 CP Notes and Series 2024-1 CP, in maximum aggregate amounts of $200 million and $300 million, respectively. The CP Notes are not redeemable prior

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of December 31, 2025, the weighted average maturity of the CP Notes was 145 days at a rate of 4.45%, with a weighted average remaining life of 67 days. At December 31, 2025, the aggregate amount outstanding under these secured arrangements was $254.4 million, which was collateralized by securities held for Hilltop Securities accounts valued at $279.0 million.

13. Notes Payable

Notes payable consisted of the following (in thousands).

	December 31,
	2025	2024
Senior Notes paid off January 2025, net of discount of $295 at December 31, 2024	$—	$149,705
Subordinated Notes paid off May 2025, net of discount of $405 at December 31, 2024	—	49,596
Subordinated Notes due May 2035, net of discount of $1,413 and $1,634, respectively	148,587	148,366
	$148,587	$347,667

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

In connection with the issuance of the Senior Unregistered Notes, on April 9, 2015, the Company entered into a registration rights agreement with the initial purchasers of the Senior Unregistered Notes. Under the terms of the registration rights agreement, the Company agreed to offer to exchange the Senior Unregistered Notes for notes registered under the Securities Act (the “Senior Registered Notes”). The terms of the Senior Registered Notes are substantially identical to the Senior Unregistered Notes for which they were exchanged (including principal amount, interest rate, maturity and redemption rights), except that the Senior Registered Notes generally are not subject to transfer restrictions. On May 22, 2015 and subject to the terms and conditions set forth in the Senior Registered Notes prospectus, the Company commenced an offer to exchange the Senior Unregistered Notes for Senior Registered Notes. Substantially all of the Senior Unregistered Notes were tendered in the exchange offer, and on June 22, 2015, the Company fulfilled its requirements under the registration rights agreement for the Senior Unregistered Notes by issuing Senior Registered Notes in exchange for the tendered Senior Unregistered Notes. The Senior Registered Notes and the Senior Unregistered Notes that remained outstanding are collectively referred to as the “Senior Notes.”

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

On May 15, 2025 (the “2030 Subordinated Notes Redemption Date”), Hilltop redeemed, at its election, all of its outstanding 2030 Subordinated Notes at a redemption price equal to 100% of the principal amount of $50 million, plus accrued and unpaid interest to, but excluding, the 2030 Subordinated Notes Redemption Date using cash on hand, which also satisfied and discharged the Company’s obligations under the 2030 Subordinated Notes and the First Supplemental Indenture.

The 2035 Subordinated Notes will mature on May 15, 2035. Hilltop may redeem the 2035 Subordinated Notes, in whole or in part, from time to time, subject to obtaining regulatory approval, beginning with the interest payment date of May 15, 2030, at a redemption price equal to 100% of the principal amount of the 2035 Subordinated Notes being redeemed plus accrued and unpaid interest to but excluding the date of redemption.

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

Ventures Management Lines of Credit

At December 31, 2025, Ventures Management’s ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank. At December 31, 2025, Ventures Management had outstanding borrowings of $31.6 million, all of which have been eliminated in consolidation in the table presented above, with stated interest rates ranging from the greater of a 6.00% floor or The Wall Street Journal Prime Rate minus 50 basis points. The weighted average interest rate of these lines of credit at December 31, 2025 was 6.10%. The Ventures Management lines of credit are collateralized by mortgage notes, and the loan agreements relating to the lines of credit contain various financial and other covenants which must be maintained until all indebtedness to the financial institution is repaid.

Scheduled Maturities

Scheduled maturities for notes payable outstanding at December 31, 2025 are as follows (in thousands).

2026	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	150,000
$150,000

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

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	December 31,
	2025	2024
Finance leases:
Premises and equipment	$4,780	$4,780
Accumulated depreciation	(4,377)	(4,042)
Premises and equipment, net	$403	$738

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

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$32,115	$33,658	$34,606
Less operating lease and sublease income	(1,479)	(2,215)	(2,585)
Net operating lease cost	$30,636	$31,443	$32,021

Finance lease cost:
Amortization of ROU assets	$335	$505	$590
Interest on lease liabilities	276	352	424
Total finance lease cost	$611	$857	$1,014

Supplemental cash flow information related to leases is as follows (in thousands).

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,953	$33,200	$36,629
Operating cash flows from finance leases	283	358	427
Financing cash flows from finance leases	603	805	852
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,270	$27,403	$13,506
Finance leases	—	—	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	December 31, 2025		December 31, 2024
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	4.9	5.87%	5.3	5.74%
Finance	1.9	4.99%	2.7	5.08%

Future minimum lease payments, under lease agreements as of December 31, 2025, are presented below (in thousands).

	Operating Leases	Finance Leases
2026	$29,181	$813
2027	24,270	448
2028	18,977	149
2029	16,286	—
2030	13,539	—
Thereafter	13,021	—
Total minimum lease payments	115,274	1,410
Less amount representing interest	(15,119)	(282)
Lease liabilities	$100,155	$1,128

As of December 31, 2025, the Company had no additional operating leases that have not yet commenced.

15. Income Taxes

The significant components of the income tax provision are as follows (in thousands).

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$41,733	$48,686	$19,681
State	1,871	1,896	4,455
	43,604	50,582	24,136
Deferred:
Federal	$5,653	$(16,262)	$6,131
State	(213)	(3,273)	873
	5,440	(19,535)	7,004
	$49,044	$31,047	$31,140

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The income tax provision differs from the amount that would be computed by applying the statutory federal income tax rate to income before income taxes as a result of the following (in thousands). The applicable corporate federal income tax rate was 21% for all periods presented.

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at federal statutory rate	$46,423	21.0	$32,394	21.0	$31,315	21.0
State and local income tax, net of federal income tax effect (1)	1,440	0.7	(990)	(0.6)	4,938	3.3

Nontaxable or nondeductible items:
Tax-exempt income, net	(2,701)	(1.2)	(2,225)	(1.4)	(2,390)	(1.6)
Compensation limitation	1,557	0.7	1,880	1.2	2,918	2.0
Share-based compensation expense (benefit)	64	—	244	0.2	(1,721)	(1.2)
Minority interest	(1,350)	(0.6)	(2,099)	(1.4)	(1,877)	(1.3)
Other	1,636	0.7	1,663	1.0	1,951	1.3

Changes in unrecognized tax benefits:
Reserve for uncertain positions	(129)	(0.1)	(326)	(0.2)	(315)	(0.2)

Changes in unrecognized tax benefits:
Changes in accumulated tax reserves - federal	—	—	—	—	(6,330)	(4.2)
Other	2,104	1.0	506	0.3	2,651	1.8
	$49,044	22.2	$31,047	20.1	$31,140	20.9
(1)	The state and local jurisdictions that comprise the majority (greater than 50%) of the state and local income tax reconciling items for 2025 included New York, California, New York City and New Jersey, for 2024 included New York, California, South Carolina, Maryland, New York City and Illinois, and for 2023 included California, Texas, New York, Illinois, New York City, Minnesota and New Jersey.

The effective tax rate for 2025 was higher than the applicable statutory rate due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments, state refund claims and return to provision activity. The effective tax rate for 2024 was lower than the applicable statutory rate due to investments in tax-exempt instruments, state refund claims and return to provision activity, partially offset by the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments. The effective tax rate for 2023 was lower than the applicable statutory rate due to the impacts of excess tax benefits on share-based payment awards, investments in tax-exempt instruments and changes in accumulated tax reserves, partially offset by nondeductible expenses and the booking of additional taxes from a recent change in the source of funding for an acquired non-qualified, deferred compensation plan.

The following table presents cash paid for income taxes, net of refunds by jurisdiction for all periods presented (in thousands). No state jurisdiction exceeded 5% of total income taxes paid, net of refunds, for all periods presented.

	Year Ended December 31,
	2025	2024	2023
Cash paid for federal income taxes, net of refunds	$57,443	$45,382	$19,057
Cash paid for (received by) state income taxes, net of refunds	3,632	(1,154)	3
Total cash paid for income taxes, net of refunds	$61,075	$44,228	$19,060

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The components of the tax effects of temporary differences that give rise to the net deferred tax asset included in other assets within the consolidated balance sheets are as follows (in thousands).

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$1,174	$903
Purchase accounting adjustment - loans	3,155	3,629
Allowance for credit losses	22,069	23,881
Compensation and benefits	14,805	13,300
Legal and other reserves	3,852	3,467
Net unrealized losses on securities and other investments	23,664	32,939
Operating lease liabilities	23,133	24,932
Other	2,738	2,569
	94,590	105,620
Deferred tax liabilities:
Premises and equipment	8,166	9,551
Intangible assets	1,283	1,504
Derivatives	1,350	612
Loan servicing	4,000	1,180
Operating lease ROU assets	19,343	20,701
Deferred loan fees	8,156	7,416
Other	3,677	1,327
	45,975	42,291
Net deferred tax asset	$48,615	$63,329

At December 31, 2025 and 2024, the Company had net operating loss carryforwards for state income tax purposes of $1.2 million and $0.9 million, respectively, on a tax effected basis at applicable rates for respective tax years. These net operating loss carryforwards expire in 2037 and later years. The net operating loss carryforwards are expected to be fully realized prior to any expiration. Further, at December 31, 2025 and 2024, the Company had no net operating loss carryforwards for federal income tax purposes.

Based on the Company’s evaluation of its deferred tax assets, management determined that no valuation allowance against its gross deferred tax assets was necessary at December 31, 2025 or 2024.

GAAP requires the measurement of uncertain tax positions. Uncertain tax positions are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. At December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $2.2 million and $2.4 million, respectively, of which $1.8 million and $1.9 million, respectively, if recognized, would favorably impact the Company’s effective tax rate.

The aggregate changes in gross unrecognized tax benefits, which excludes interest and penalties, are as follows (in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$2,395	$2,884	$5,273
Increases related to tax positions taken during a prior year	250	—	—
Decreases related to tax positions taken during a prior year	—	(46)	(1,719)
Increases related to tax positions taken during the current year	469	221	266
Decreases related to expiration of the statute of limitations	(881)	(664)	(936)
Balance, end of year	$2,233	$2,395	$2,884

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Specific positions that may be resolved include issues involving apportionment and tax credits. At December 31, 2025, the unrecognized tax benefit is a component of taxes receivable, which is included in other assets within the consolidated balance sheet.

The Company files income tax returns in U.S. federal and numerous state jurisdictions. The Company is subject to tax examinations in numerous jurisdictions in the United States until the applicable statute of limitations expires. The Company is no longer subject to U.S. federal tax examinations for tax years prior to 2022. The Company is open for various state tax examinations for tax years 2021 and later.

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

16. Employee Benefits

Hilltop and its subsidiaries have benefit plans that provide for elective deferrals by employees under Section 401(k) of the Internal Revenue Code. Employee contributions are determined by the level of employee participation and related salary levels per Internal Revenue Service regulations. Hilltop and its subsidiaries match a portion of employee contributions based on the amount of eligible employees’ contributions and salaries. The amount charged to operating expense for these matching contributions totaled $13.5 million, $13.3 million and $10.4 million during 2025, 2024 and 2023, respectively.

The Company’s Hilltop Holdings Inc. Employee Stock Purchase Plan (the “ESPP”) provides a means for eligible employees of the Company to purchase shares of Hilltop common stock at a discounted price by accumulating funds, normally through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. Participating employees may purchase shares of common stock at 90% of the fair market value on the last day of each quarterly offering period. The amount charged to operating expense related to participant discount totaled $0.4 million, $0.4 million and $0.6 million during 2025, 2024 and 2023, respectively.

The Bank purchased $15.0 million of flexible premium universal life insurance in 2001 to help finance the annual expense incurred in providing various employee benefits. At December 31, 2025 and 2024, the carrying value of the policies included in other assets was $28.9 million and $29.0 million, respectively. During each of 2025, 2024 and 2023, the Bank recorded income of $0.8 million, $0.6 million and $0.5 million, respectively, related to the policies that was reported in other noninterest income within the consolidated statement of operations.

Deferred Compensation Plan

As a result of the SWS Merger, the Company assumed a deferred compensation plan (the “SWS Plan”) that allowed former SWS eligible officers and employees to defer a portion of their bonus compensation and commissions. The SWS Plan was formally terminated in September 2022 and fully liquidated during the second quarter of 2024. The SWS Plan matched 15% of the deferrals made by participants up to a predetermined limit through matching contributions that vest ratably over four years. Pursuant to the terms of the SWS Plan, the trustee periodically purchased the former SWS common stock in the open market. As a result of the SWS Merger, the former SWS common shares were converted into Hilltop common stock based on the terms of the merger agreement.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

were carried at cost, and the corresponding liability related to the deferred compensation plan are presented as components of stockholders’ equity as employee stock trust and deferred compensation employee stock trust, net.

17. Related Party Transactions

Jeremy B. Ford, Chairman of the Board, President and Chief Executive Officer of Hilltop, is the beneficiary of a trust that owns a 49% limited partnership interest in Diamond A Financial, L.P., which owned 26.1% of the outstanding Hilltop common stock at December 31, 2025.

Gerald J. Ford is a principal stockholder of the Company through his beneficial ownership of shares of common stock that are held by Diamond A Financial, LP. Gerald J. Ford is the sole member of Diamond HTH Stock Company GP, LLC, which is the sole general partner of Diamond HTH Stock Company, LP, which is the sole general partner of Diamond A Financial, LP. Gerald J. Ford is the sole limited partner of Diamond HTH Stock Company, LP.

Jeremy B. Ford is the son of Gerald J. Ford. Jeremy B. Ford and Corey G. Prestidge, Hilltop’s General Counsel and Secretary, are brothers-in-law.

In the ordinary course of business, the Bank has granted loans to certain directors, executive officers and their affiliates (collectively referred to as related parties). At December 31, 2025 there were no related party loans outstanding compared to $0.5 million at December 31, 2024. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. For such loans during 2025, there were no principal additions and payments totaled $0.5 million.

At December 31, 2025 and 2024, the Bank held deposits of related parties of $182.0 million and $79.3 million, respectively. Additionally, Hilltop Securities had cash and margin accounts associated with related parties of $2.3 million and $0.4 million at December 31, 2025 and 2024, respectively.

A former related party is the lessor in an operating lease with Hilltop. Hilltop’s minimum payment under the lease is currently $0.6 million annually through 2028, for an aggregate minimum remaining obligation of $1.9 million at December 31, 2025.

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

In connection with the purchase of the land, Hillcrest Land LLC entered into a 99-year ground lease of the land with three tenants-in-common: SPC Park Plaza Partners LLC (“Park Plaza LLC”), an unaffiliated entity which received an undivided 50% leasehold interest; HTH Project LLC, a wholly owned subsidiary of Hilltop, which received an undivided 25% leasehold interest; and Diamond Hillcrest, LLC (“Diamond Hillcrest”), an entity owned by Gerald J. Ford, which received an undivided 25% leasehold interest (collectively, the “Co-Owners”). The ground lease was classified as an operating lease under ASC 840, and the accounting commencement date was determined to be July 31, 2018, the date the land was available to the Co-Owners.

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

18. Commitments and Contingencies

During 2025, the Bank acted as agent on behalf of certain correspondent banks in the purchase and sale of federal funds. At December 31, 2025 and 2024, the Bank did not have any federal funds sold acting as an agent.

Legal Matters

The Company is subject to loss contingencies related to litigation, claims, investigations and legal and administrative cases and proceedings arising in the ordinary course of business. The Company evaluates these contingencies based on information currently available, including advice of counsel. The Company establishes accruals for those matters when a loss contingency is considered probable and the related amount is reasonably estimable. Any accruals are periodically reviewed and may be adjusted as circumstances change. A portion of the Company’s exposure with respect to loss contingencies may be offset by applicable insurance coverage. In determining the amounts of any accruals or estimates of possible loss contingencies, the Company does not consider the availability of insurance coverage. When it is practicable, the Company estimates loss contingencies for possible litigation and claims, whether or not there is an accrued probable loss. When the Company is able to estimate such probable losses, and when it estimates that it is reasonably possible it could incur losses in excess of amounts accrued, the Company is required to make a disclosure of the aggregate estimation. As available information changes, however, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2025 and 2024, the mortgage origination segment’s indemnification liability reserve totaled $6.9 million and $8.1 million, respectively. The provision for indemnification losses was $3.3 million, $2.8 million and $1.6 million during 2025, 2024 and 2023, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$21,593	$26,909	$31,244
Claims made	44,227	32,356	54,507
Claims resolved with no payment	(13,319)	(11,474)	(12,851)
Repurchases	(25,489)	(23,469)	(40,875)
Indemnification payments	(1,671)	(2,729)	(5,116)
Balance, end of year	$25,341	$21,593	$26,909

	Indemnification Liability Reserve Activity
	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$8,111	$11,691	$20,528
Additions for new sales	3,318	2,789	1,649
Repurchases	(3,402)	(5,271)	(9,875)
Early payment defaults	(614)	(907)	(352)
Indemnification payments	(543)	(191)	(259)
Change in reserves for loans sold in prior years	5	—	—
Balance, end of year	$6,875	$8,111	$11,691

	December 31,
	2025	2024
Reserve for Indemnification Liability:
Specific claims	$1,575	$557
Incurred but not reported claims	5,300	7,554
Total	$6,875	$8,111

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at December 31, 2025 and outstanding financial and performance standby letters of credit of $108.5 million at December 31, 2025.

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

20. Stock-Based Compensation

In July 2020, pursuant to stockholders’ approval, the Company adopted the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights and other awards to employees of the Company, its subsidiaries and outside directors of the Company. Outstanding awards under the 2020 Plan continues to be subject to the terms and conditions of the 2020 Plan. The number of shares authorized for issuance pursuant to awards under the 2020 Plan is 3,650,000. At December 31, 2025, 1,309,749 shares of common stock remained available for issuance pursuant to awards granted under the 2020 Plan, excluding shares that may be delivered pursuant to outstanding awards. Total compensation expense was $14.7 million, $10.7 million and $15.5 million during 2025, 2024 and 2023, respectively.

During 2025, 2024 and 2023, Hilltop granted 20,677, 15,923 and 17,912 shares of common stock, respectively, pursuant to the 2020 Plan to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The Compensation Committee of the board of directors of the Company issued RSUs to certain employees pursuant to the 2020 Plan. Certain RSUs are subject to time-based vesting conditions and generally provided for a cliff vest on the third anniversary of the grant date, while other RSUs provided for vesting based upon the achievement of certain performance goals over a three-year period subject to service conditions set forth in the award agreements, with associated costs generally recognized on a straight-line basis over the respective vesting periods. The RSUs are not transferable, and the shares of common stock issuable upon conversion of vested RSUs may be subject to transfer restrictions for a period of one year following conversion, subject to certain exceptions. In addition, the applicable RSU award agreements provide for accelerated vesting under certain conditions.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes information about nonvested RSU activity for the periods presented (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2022	1,548	$28.09
Granted	479	$34.36
Vested/Released	(751)	$21.93
Forfeited	(24)	$32.30
Balance, December 31, 2023	1,252	$34.10
Granted	591	$30.72
Vested/Released	(531)	$33.02
Forfeited	(27)	$32.85
Balance, December 31, 2024	1,285	$33.02
Granted	402	$32.30
Vested/Released	(328)	$33.28
Forfeited	(162)	$32.74
Balance, December 31, 2025	1,197	$32.74

Vested/Released RSUs include an aggregate of 298,709 shares withheld to satisfy employee statutory tax obligations during 2025, 2024 and 2023.

During 2025, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 401,919 RSUs pursuant to the 2020 Equity Plan. At December 31, 2025, 298,613 of these RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 93,851 of these outstanding RSUs will cliff vest based upon the achievement of certain performance goals over a three-year period.

At December 31, 2025, in the aggregate, 910,550 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 285,919 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At December 31, 2025, unrecognized compensation expense related to outstanding RSUs of $14.9 million is expected to be recognized over a weighted average period of 1.19 years.

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

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	December 31, 2025		December 31, 2024		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,320,094	10.60%	$1,317,664	9.99%	4.0%	5.0%
Hilltop	1,975,226	12.78%	2,031,069	12.57%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,320,094	14.49%	1,317,664	15.35%	7.0%	6.5%
Hilltop	1,975,226	19.70%	2,031,069	21.23%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,320,094	14.49%	1,317,664	15.35%	8.5%	8.0%
Hilltop	1,975,226	19.70%	2,031,069	21.23%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,421,007	15.60%	1,419,787	16.54%	10.5%	10.0%
Hilltop	2,226,165	22.20%	2,334,679	24.40%	10.5%	N/A

A reconciliation of equity capital to common equity Tier 1, Tier 1 and total capital (as defined) is as follows (in thousands).

	December 31, 2025		December 31, 2024
	PlainsCapital	Hilltop	PlainsCapital	Hilltop
Total equity capital	$1,505,737	$2,168,401	$1,469,492	$2,189,965
Add:
Net unrealized holding losses (gains) on securities available for sale and held in trust	79,984	79,877	111,252	111,497
CECL transition adjustment	—	—	1,966	2,198
Deduct:
Goodwill and other disallowed intangible assets	(265,627)	(273,052)	(265,046)	(272,591)
Common equity Tier 1 capital (as defined)	1,320,094	1,975,226	1,317,664	2,031,069
Add: Tier 1 capital	—	—	—	—
Deduct: Additional Tier 1 capital deductions	—	—	—	—
Tier 1 capital (as defined)	1,320,094	1,975,226	1,317,664	2,031,069
Add: Allowable Tier 2 capital
Allowance for credit losses, including unfunded commitments	100,913	100,939	107,316	109,035
Capital instruments	—	150,000	—	200,000
Deduct:
Additional Tier 2 capital deductions	—	—	(5,193)	(5,425)
Total capital (as defined)	$1,421,007	$2,226,165	$1,419,787	$2,334,679

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2025, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$220,566	$4,811
Less: required net capital	6,128	484
Excess net capital	$214,438	$4,327

Net capital as a percentage of aggregate debit items	72.0%
Net capital in excess of 5% aggregate debit items	$205,246

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At December 31, 2025 and 2024, the Hilltop Broker-Dealers held cash of $20.2 million and $71.0 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at December 31, 2025.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, leverage, net worth and liquidity requirements established by HUD and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum capital, net worth and liquidity requirements, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (“the operating loss ratio”) and/or if a quarter’s capital ratio is below 6% (the “GNMA capital ratio”). If this occurs, certain additional financial reporting submissions are required. During 2025, PrimeLending received capital infusions from its parent company, PlainsCapital Bank, totaling $25 million. As of December 31, 2025, PrimeLending and its subsidiaries’ minimum capital, leverage, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

22. Stockholders’ Equity

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2025, approximately $34 million of its earnings was available for dividend declaration without prior regulatory approval. During the fourth quarter of 2025, the Bank received regulatory approval to dividend up to $200.0 million, inclusive of net profits during the third quarter of 2025. Accordingly, the Bank paid a dividend in January 2026 of $185.0 million, inclusive of net profits during the fourth quarter of 2025, to PCC.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Dividends

During 2025, 2024 and 2023, the Company declared and paid cash dividends of $0.72, $0.68 and $0.64 per common share, or an aggregate of $45.4 million, $44.3 million and $41.6 million, respectively.

On January 29, 2026, Hilltop’s board of directors declared a quarterly cash dividend of $0.20 per common share, payable on February 27, 2026, to all common stockholders of record as of the close of business on February 13, 2026.

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

The Company's share repurchases in excess of issuances may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During 2025, an excise tax of $1.7 million on net share repurchases was accrued and recorded to additional paid-in capital on the consolidated balance sheets. There was no related excise tax recorded during 2024 and 2023, respectively.

In January 2026, the Hilltop board of directors authorized a new stock repurchase program through January 2027, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $125.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation.

In January 2025, the Hilltop board of directors authorized a stock repurchase program through January 2026, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $100.0 million of its outstanding common stock, which authorization was increased to $135.0 million in July 2025, and to $185.0 million in October 2025. During 2025, the Company paid $184.0 million to repurchase an aggregate of 5,705,205 shares of common stock at an average price of $32.26 per share pursuant to the stock repurchase program.

In January 2024, the Hilltop board of directors authorized a stock repurchase program through January 2025, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2024, the Company paid $19.9 million to repurchase an aggregate of 640,042 shares of common stock at an average price of $31.04 per share pursuant to the stock repurchase program.

In January 2023, the Hilltop board of directors authorized a stock repurchase program through January 2024, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $75.0 million of its outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During 2023, the Company paid $5.1 million to repurchase an aggregate of 164,604 shares of common stock at an average price of $30.95 per share pursuant to the stock repurchase program.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Noninterest Income and Expense

The following table shows the components of noninterest income and expense (in thousands).

	Year Ended December 31,
	2025	2024	2023
Noninterest income:
Net gains from sale of loans and other mortgage production income (1)	$198,536	$190,021	$172,150
Mortgage loan origination fees	102,641	123,066	144,539
Principal transactions, commissions and fees:
Principal transactions (1)	140,275	153,551	141,372
Commissions	42,198	37,162	32,718
Money market and bank-insured fund fees	38,782	29,689	13,386
Other fees	32,014	30,177	31,464
	253,269	250,579	218,940
Investment banking, advisory and administrative fees:
Advisory services	108,285	86,886	73,558
Managed money	44,885	38,103	32,318
Underwriting	24,049	14,545	25,282
Other fees	4,115	3,418	3,169
	181,334	142,952	134,327
Other:
Merchant banking investments (1)	47,235	15,597	10,020
Service charges on depositor accounts	18,852	20,718	16,179
Trust fees	12,371	13,372	13,361
Other (1)	26,903	14,651	19,457
	105,361	64,338	59,017
	$841,141	$770,956	$728,973
Noninterest expense:
Employees' compensation and benefits	$730,637	$687,149	$678,310
Occupancy and equipment, net	81,594	91,233	89,326
Professional services	40,001	44,437	49,100
Other:
Software and information technology	69,252	68,658	69,212
Brokerage commissions and fees	36,449	36,580	33,538
Travel, meals and entertainment	12,859	12,350	11,113
Business development	12,774	12,163	11,282
Unreimbursed loan closing costs	11,997	9,332	4,971
Mortgage origination and servicing	9,808	17,285	22,040
Funding fees	3,883	2,997	3,174
Office supplies	1,648	2,665	3,241
Amortization of intangible assets	1,028	1,824	2,860
Other	41,543	46,883	50,142
	201,241	210,737	211,573
	$1,053,473	$1,033,556	$1,028,309
(1)	Certain noninterest income components included within these line items are generally not in scope of the accounting guidance for revenue from contracts with customers.

As discussed in Note 1 to the consolidated financial statements, certain activities involving the recognition of revenue primarily within the Company’s banking and broker-dealer segments are subject to the provisions of ASC 606. The recognition of broker-dealer segment revenues for significant noninterest income components that are subject to the provisions of ASC 606 as included in the table above is further evaluated as follows.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Principal transactions, commissions and fees

Commissions. The broker-dealer buys and sells securities on behalf of its customers. Each time a customer enters a buy or sell transaction, the broker-dealer charges a commission. Commissions and related clearing expenses are recorded on the trade date (the date the broker-dealer fills the trade order by finding and contracting with a counterparty and confirms the trade with the customer). Commissions income is generally recognized when the performance obligation is satisfied on the trade date as that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.

Money Market and Bank-Insured Fund Fees. The broker-dealer earns revenue for placing clients’ deposits in money market fund and brokerage sweep programs with third-party and affiliate banks. The amounts earned from these funds and banks are impacted by short-term interest rates. The performance obligations with the funds and financial institutions that participate in these programs are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. The revenue is earned daily and settled monthly based on a rate applied, as a percentage, of the deposits placed. Management has determined that the broker-dealer is an agent with respect to the interest earned on deposits and as a result is presented net of client interest on deposits within the consolidated statement of operations. Accordingly, the income recognized as money market and bank-insured fund fees is presented net in the consolidated statement of operations.

Investment banking, advisory and administrative fees

Advisory services. Under financial advisory agreements, the broker-dealer provides public finance services for school districts, municipality and government agencies to meet their financing needs such as assisting with the issuance of debt, advising on an on-going basis and providing disclosure statements. These agreements may have distinct performance obligations and revenue recognition treatment. Revenue from financial advisory service contracts is earned from services related to bond issuances. The fee is either fixed or calculated based on the par value of the bond issuance. Revenue is recognized when the performance obligation for the transaction is satisfied, which is typically the bond issuance date.

Managed Money. The broker-dealer receives a management and advisory fee in connection with services performed for separately administered accounts. The performance obligation related to the transfer of these services is satisfied over time. These fees are recorded when earned based on the period-end value of account assets. Though these fees are variable in nature, the broker-dealer has determined that the fees are not constrained and are recognized as revenue during the period in which the services are provided.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Non-Hedging Derivative Instruments and the Fair Value Option

As discussed in Note 3 to the consolidated financial statements, the Company has elected to measure substantially all mortgage loans held for sale at fair value under the provisions of the Fair Value Option. The election provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying hedge accounting provisions. The fair values of PrimeLending’s IRLCs and forward commitments are recorded in other assets or other liabilities, as appropriate, and changes in the fair values of these derivative instruments are recorded as a component of net gains from sale of loans and other mortgage production income. These changes in fair value are attributable to changes in the volume of IRLCs, mortgage loans held for sale, commitments to purchase and sell MBSs and MSR assets, and changes in market interest rates. Changes in market interest rates also conversely affect the value of PrimeLending’s mortgage loans held for sale and its MSR asset, which are measured at fair value under the Fair Value Option. The effect of the change in market interest rates on PrimeLending’s loans held for sale and MSR asset is discussed in Note 10 to the consolidated financial statements. The fair values of the Hilltop Broker-Dealers’ and the Bank’s derivative instruments are recorded in other assets or other liabilities, as appropriate, and changes in the fair value of these derivatives are recorded as a component of principal transactions, commissions and fees within the consolidated statements of operations. Changes in the fair value of derivatives are presented in the following table (in thousands).

	Year Ended December 31,
	2025	2024	2023
Increase (decrease) in fair value of derivatives during year:
PrimeLending	$(5,206)	$11,365	$(7,097)
Hilltop Broker-Dealers	(3,234)	(3,092)	(7,814)
Bank	(36)	(6)	65

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Derivative positions are presented in the following table (in thousands).

	December 31, 2025		December 31, 2024
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$456,734	$5,997	$384,528	$2,942
Commitments to purchase MBSs	1,586,198	7,311	1,152,841	280
Commitments to sell MBSs	2,383,043	(6,344)	1,954,405	8,577
Interest rate swaps	53,470	(666)	32,000	1,088
Interest rate swaps back-to-back (asset) (1)	110,437	1,495	24,928	277
Interest rate swaps back-to-back (liability) (1)	110,437	(1,551)	24,928	(298)
U.S. Treasury bond futures and options (2)	217,220	—	119,200	—
Interest rate and other futures (2)	9,250	—	245,200	—
Credit default swaps	40,000	7	14,000	3

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$137,000	$1,291	$285,000	$6,748
Interest rate swaps designated as fair value hedges (3)	317,335	23,858	354,471	36,914
(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at December 31, 2025 and 2024, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $347.3 million and $376.5 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $323.4 million and $339.4 million as of December 31, 2025 and 2024, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $24.0 million and $37.1 million as of December 31, 2025 and 2024, respectively.

The Bank held aggregate cash collateral advances of $25.0 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2025. The Bank and PrimeLending held aggregate cash collateral advances of $50.9 million to offset net asset derivative positions on its commitments to sell MBSs and derivative instruments designated as hedges at December 31, 2024. PrimeLending had advanced cash collateral totaling $4.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2025. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $6.5 million and $4.9 million on various derivative instruments at December 31, 2025 and 2024, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2025
Securities borrowed:
Institutional counterparties	$1,501,548	$—	$1,501,548	$(1,425,084)	$—	$76,464

Interest rate swaps:
Institutional counterparties	27,370	—	27,370	—	(24,380)	2,990

Credit default swaps:
Institutional counterparties	7	—	7	—	—	7

Reverse repurchase agreements:
Institutional counterparties	55,977	—	55,977	(55,601)	—	376

Forward MBS derivatives:
Institutional counterparties	7,852	—	7,852	(253)	—	7,599
	$1,592,754	$—	$1,592,754	$(1,480,938)	$(24,380)	$87,436
December 31, 2024
Securities borrowed:
Institutional counterparties	$1,292,365	$—	$1,292,365	$(1,214,081)	$—	$78,284

Interest rate swaps:
Institutional counterparties	45,243	—	45,243	—	(44,155)	1,088

Credit default swaps:
Institutional counterparties	3	—	3	—	—	3

Reverse repurchase agreements:
Institutional counterparties	88,728	—	88,728	(86,371)	—	2,357

Forward MBS derivatives:
Institutional counterparties	14,719	—	14,719	(61)	(4,325)	10,333
	$1,441,058	$—	$1,441,058	$(1,300,513)	$(48,480)	$92,065

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
December 31, 2025
Securities loaned:
Institutional counterparties	$1,495,133	$—	$1,495,133	$(1,418,288)	$—	$76,845

Interest rate swaps:
Institutional counterparties	2,943	—	2,943	—	—	2,943

Repurchase agreements:
Institutional counterparties	268,805	—	268,805	(268,805)	—	—

Forward MBS derivatives:
Institutional counterparties	6,885	—	6,885	(253)	(1,795)	4,837
	$1,773,766	$—	$1,773,766	$(1,687,346)	$(1,795)	$84,625
December 31, 2024
Securities loaned:
Institutional counterparties	$1,291,725	$—	$1,291,725	$(1,211,426)	$—	$80,299

Interest rate swaps:
Institutional counterparties	514	—	514	—	—	514

Repurchase agreements:
Institutional counterparties	198,174	—	198,174	(198,174)	—	—

Forward MBS derivatives:
Institutional counterparties	5,862	—	5,862	(61)	—	5,801
	$1,496,275	$—	$1,496,275	$(1,409,661)	$—	$86,614

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

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both December 31, 2025 and 2024.

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2025	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$61,704	$204,993	$—	$—	$266,697
Other	2,108	—	—	—	2,108

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,495,081	—	—	—	1,495,081
Total	$1,558,945	$204,993	$—	$—	$1,763,938

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,763,938
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2024	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$117,847	$80,327	$—	$—	$198,174

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,291,673	—	—	—	1,291,673
Total	$1,409,572	$80,327	$—	$—	$1,489,899

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,489,899
Amount related to agreements not included in offsetting disclosure above					$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

26. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	December 31,
	2025	2024
Receivables:
Securities borrowed	$1,501,548	$1,292,365
Securities failed to deliver	5,899	16,045
Trades in process of settlement	63,811	125,736
Other	17,624	18,220
	$1,588,882	$1,452,366
Payables:
Securities loaned	$1,495,133	$1,291,725
Correspondents	14,091	17,025
Securities failed to receive	3,517	16,623
Other	5,762	6,529
	$1,518,503	$1,331,902

27. Segment and Related Information

The Company has two primary business units, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, the Company’s business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. These segments reflect the manner in which operations are managed by the chief operating decision maker (“CODM”), the Company’s President and Chief Executive Officer. For each reportable business segment, the CODM primarily uses income (loss) before taxes to evaluate segment performance, develop strategy and allocate resources. The CODM also uses net revenues, comprised of net interest income and noninterest income, which provides comparability of financial performance trends for the reportable business segments.

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

Balance sheet amounts not discussed previously and the elimination of intersegment transactions are included in “All Other and Eliminations.” Transactions between segments consist primarily of borrowed funds and FDIC sweep investments. Interest is paid by the mortgage origination and broker-dealer segments for use of the warehouse lines of credit maintained by the banking segment and for a note payable maintained with the corporate segment, respectively. Additionally, the broker-dealer segment receives fee income for the FDIC sweep investments placed with the banking segment.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

Year Ended December 31, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$635,754	$152,282	$53,718	$11,186	$(68,890)	$784,050
Interest expense (1)	253,702	102,010	61,652	11,469	(85,489)	343,344
Net interest income (expense)	382,052	50,272	(7,934)	(283)	16,599	440,706
Noninterest income	46,058	450,754	310,876	51,137	(17,684)	841,141
Net revenue	$428,110	$501,026	$302,942	$50,854	$(1,085)	$1,281,847

Provision for (reversal of) credit losses	7,335	(24)	—	—	—	7,311

Non-variable compensation and benefits	131,414	142,070	108,498	41,593	—	423,575
Variable compensation (2)	—	169,845	126,747	10,470	—	307,062
Occupancy and equipment, net	37,680	18,469	18,188	7,923	(666)	81,594
Professional services	3,278	18,757	12,544	5,555	(133)	40,001
Other segment expense items (3)	55,229	84,322	54,486	7,548	(344)	201,241
	$227,601	$433,463	$320,463	$73,089	$(1,143)	$1,053,473

Income (loss) before taxes	$193,174	$67,587	$(17,521)	$(22,235)	$58	$221,063

Year Ended December 31, 2024	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$682,921	$166,421	$55,628	$7,128	$(75,709)	$836,389
Interest expense (1)	310,375	117,479	72,495	19,966	(101,724)	418,591
Net interest income (expense)	372,546	48,942	(16,867)	(12,838)	26,015	417,798
Noninterest income	43,295	422,801	313,229	18,515	(26,884)	770,956
Net revenue	$415,841	$471,743	$296,362	$5,677	$(869)	$1,188,754

Provision for (reversal of) credit losses	992	(51)	—	—	—	941

Non-variable compensation and benefits	130,974	133,638	109,573	38,159	—	412,344
Variable compensation (2)	—	153,062	121,720	23	—	274,805
Occupancy and equipment, net	43,765	18,569	21,172	8,393	(666)	91,233
Professional services	8,122	15,897	15,209	5,247	(38)	44,437
Other segment expense items (3)	50,093	87,117	62,414	11,288	(175)	210,737
	$232,954	$408,283	$330,088	$63,110	$(879)	$1,033,556

Income (loss) before taxes	$181,895	$63,511	$(33,726)	$(57,433)	$10	$154,257

Year Ended December 31, 2023	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$685,727	$166,934	$55,559	$7,098	$(76,943)	$838,375
Interest expense (1)	287,791	114,040	75,864	20,059	(126,226)	371,528
Net interest income (expense)	397,936	52,894	(20,305)	(12,961)	49,283	466,847
Noninterest income	45,830	403,538	316,840	12,887	(50,122)	728,973
Net revenue	$443,766	$456,432	$296,535	$(74)	$(839)	$1,195,820

Provision for (reversal of) credit losses	18,525	(133)	—	—	—	18,392

Non-variable compensation and benefits	123,345	121,411	132,142	37,451	—	414,349
Variable compensation (2)	—	144,984	118,977	—	—	263,961
Occupancy and equipment, net	36,473	18,781	26,837	7,900	(665)	89,326
Professional services	12,008	16,502	14,102	6,488	—	49,100
Other segment expense items (3)	54,408	81,346	67,227	8,792	(200)	211,573
	$226,234	$383,024	$359,285	$60,631	$(865)	$1,028,309

Income (loss) before taxes	$199,007	$73,541	$(62,750)	$(60,705)	$26	$149,119

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
December 31, 2025
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,743,756	$2,929,088	$1,091,437	$2,370,468	$(3,289,755)	$15,844,994

December 31, 2024
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$13,354,407	$2,823,582	$1,010,727	$2,601,888	$(3,522,475)	$16,268,129

28. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Year Ended December 31,
	2025	2024	2023
Basic earnings per share:
Income attributable to Hilltop	$165,591	$113,213	$109,646

Weighted average shares outstanding - basic	62,700	65,036	65,043

Basic earnings per common share:	$2.64	$1.74	$1.69

Diluted earnings per share:
Income attributable to Hilltop	$165,591	$113,213	$109,646

Weighted average shares outstanding - basic	62,700	65,036	65,043
Effect of potentially dilutive securities	9	10	2
Weighted average shares outstanding - diluted	62,709	65,046	65,045

Diluted earnings per common share:	$2.64	$1.74	$1.69

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Condensed Combined Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
Dividends from bank subsidiaries	$134,000	$202,000	$105,000
Dividends from nonbank subsidiaries	87,470	87,833	28,821
Investment income	11,186	7,128	7,098
Interest expense	11,469	19,966	20,059
Other income	51,137	18,515	12,887
General and administrative expense	73,089	63,111	60,631
Income before income taxes and equity in undistributed earnings of subsidiaries activity	199,235	232,399	73,116
Income tax benefit	(2,241)	(12,409)	(8,596)
Equity in undistributed earnings of subsidiaries	(29,457)	(121,598)	36,267
Net income	$172,019	$123,210	$117,979
Other comprehensive income, net	31,620	10,008	12,026
Comprehensive income	$203,639	$133,218	$130,005

Condensed Combined Balance Sheets

	December 31,
	2025	2024	2023
Assets:
Cash and cash equivalents	$247,299	$466,738	$245,696
Available for sale securities	61,992	29,816	24,418
Loans held for investment, net of unearned income	—	—	10,858
Investment in subsidiaries:
Bank subsidiaries	1,505,736	1,469,491	1,549,450
Nonbank subsidiaries	387,964	420,685	457,675
Other assets	167,477	215,158	254,960
Total assets	$2,370,468	$2,601,888	$2,543,057
Liabilities and Stockholders’ Equity:
Accounts payable and accrued expenses	$11,856	$20,845	$26,658
Notes payable	162,782	364,819	367,861
Stockholders’ equity	2,195,830	2,216,224	2,148,538
Total liabilities and stockholders’ equity	$2,370,468	$2,601,888	$2,543,057

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Condensed Combined Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$172,019	$123,210	$117,979
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	29,457	121,598	(36,267)
Net realized gains on equity investments	(47,508)	—	—
Deferred income taxes	(946)	1,705	2,716
Other, net	7,564	2,042	21,473
Net cash provided by operating activities	160,586	248,555	105,901

Investing Activities:
Repayment of advances to/investments in nonbank subsidiaries	15,000	21,269	15,000
Purchases of securities available for sale	(28,900)	—	(11,696)
Purchases of equity investments (including merchant banking investments)	(14,024)	(7,725)	(19,914)
Purchases of premises and equipment and other	(350)	(837)	(2,423)
Proceeds from sales of securities available for sale	—	4,701	—
Proceeds from sales/disposition of equity investments	72,606	9,654	—
Proceeds from sales of equity securities	6,549	—	—
Net change in loans held for investment	—	11,351	—
Net cash provided by (used in) investing activities	50,881	38,413	(19,033)

Financing Activities:
Payments to repurchase common stock	(184,032)	(19,864)	(5,100)
Payments on notes payable	(200,000)	—	—
Dividends paid on common stock	(45,401)	(44,257)	(41,604)
Net cash contributed from (to) noncontrolling interest	(925)	(937)	832
Other, net	(548)	(868)	(1,187)
Net cash used in financing activities	(430,906)	(65,926)	(47,059)

Net change in cash and cash equivalents	(219,439)	221,042	39,809
Cash and cash equivalents, beginning of year	466,738	245,696	205,887
Cash and cash equivalents, end of year	$247,299	$466,738	$245,696

Non-cash distributions from merchant banking investments	$11,498	$—	$—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

30. Selected Quarterly Financial Information (Unaudited)

Selected quarterly financial information is summarized as follows (in thousands, except per share data).

	Year Ended December 31, 2025
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$193,809	$200,261	$197,181	$192,799	$784,050
Interest expense	81,282	87,873	86,507	87,682	343,344
Net interest income	112,527	112,388	110,674	105,117	440,706
Provision for (reversal of) credit losses	7,824	(2,511)	(7,340)	9,338	7,311
Noninterest income	217,360	217,807	192,634	213,340	841,141
Noninterest expense	268,921	271,903	261,176	251,473	1,053,473
Income before income taxes	53,142	60,803	49,472	57,646	221,063
Income tax expense	10,218	14,129	11,583	13,114	49,044
Net income	42,924	46,674	37,889	44,532	172,019
Less: Net income attributable to noncontrolling interest	1,340	856	1,816	2,416	6,428
Income attributable to Hilltop	$41,584	$45,818	$36,073	$42,116	$165,591

Earnings per common share:
Basic:	$0.69	$0.74	$0.57	$0.65	$2.64
Diluted:	$0.69	$0.74	$0.57	$0.65	$2.64

Cash dividends declared per common share	$0.18	$0.18	$0.18	$0.18	$0.72

	Year Ended December 31, 2024
	Fourth	Third	Second	First	Full
	Quarter	Quarter	Quarter	Quarter	Year
Interest income	$208,590	$211,042	$207,143	$209,614	$836,389
Interest expense	103,106	105,999	103,493	105,993	418,591
Net interest income	105,484	105,043	103,650	103,621	417,798
Provision for (reversal of) credit losses	(5,852)	(1,270)	10,934	(2,871)	941
Noninterest income	195,590	200,443	193,305	181,618	770,956
Noninterest expense	262,757	264,312	256,464	250,023	1,033,556
Income before income taxes	44,169	42,444	29,557	38,087	154,257
Income tax expense	6,285	9,539	6,658	8,565	31,047
Net income	37,884	32,905	22,899	29,522	123,210
Less: Net income attributable to noncontrolling interest	2,365	3,212	2,566	1,854	9,997
Income attributable to Hilltop	$35,519	$29,693	$20,333	$27,668	$113,213

Earnings per common share:
Basic:	$0.55	$0.46	$0.31	$0.42	$1.74
Diluted:	$0.55	$0.46	$0.31	$0.42	$1.74

Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.17	$0.68