Form 10-Q
period 2026-03-31
Hilltop Holdings Inc.
filed 2026-04-24
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant's common stock outstanding at April 23, 2026 was 58,530,197.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$874,194	$1,231,944
Federal funds sold	650	650
Assets segregated for regulatory purposes	17,673	20,211
Securities purchased under agreements to resell	133,088	55,977
Securities:
Trading, at fair value	698,106	617,408
Available for sale, at fair value, net (amortized cost of $1,537,980 and $1,554,096, respectively)	1,469,670	1,491,048
Held to maturity, at amortized cost, net (fair value of $702,496 and $674,890, respectively)	759,628	728,329
Equity, at fair value	238	265
	2,927,642	2,837,050

Loans held for sale	807,745	950,142
Loans held for investment, net of unearned income	8,433,673	8,311,952
Allowance for credit losses	(88,997)	(91,537)
Loans held for investment, net	8,344,676	8,220,415

Broker-dealer and clearing organization receivables	1,625,156	1,588,882
Premises and equipment, net	135,551	132,820
Operating lease right-of-use assets	89,845	83,757
Mortgage servicing rights	20,045	17,491
Other assets	452,779	432,603
Goodwill	267,447	267,447
Other intangible assets, net	5,365	5,605
Total assets	$15,701,856	$15,844,994

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,830,008	$2,831,919
Interest-bearing	7,701,541	8,046,161
Total deposits	10,531,549	10,878,080

Broker-dealer and clearing organization payables	1,481,998	1,518,503
Short-term borrowings	990,807	676,882
Securities sold, not yet purchased, at fair value	63,346	37,955
Notes payable	148,645	148,587
Operating lease liabilities	106,166	100,155
Other liabilities	205,621	287,226
Total liabilities	13,528,132	13,647,388
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 58,530,197 and 59,540,484 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	585	595
Additional paid-in capital	953,176	973,072
Accumulated other comprehensive loss	(82,348)	(79,877)
Retained earnings	1,272,618	1,274,611
Total Hilltop stockholders' equity	2,144,031	2,168,401
Noncontrolling interests	29,693	29,205
Total stockholders' equity	2,173,724	2,197,606
Total liabilities and stockholders' equity	$15,701,856	$15,844,994

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans, including fees	$130,086	$124,692
Securities borrowed	14,203	15,809
Securities:
Taxable	26,919	24,782
Tax-exempt	3,021	2,613
Other	10,061	24,903
Total interest income	184,290	192,799

Interest expense:
Deposits	48,325	60,051
Securities loaned	12,842	14,736
Short-term borrowings	7,587	8,103
Notes payable	2,355	3,653
Other	1,084	1,139
Total interest expense	72,193	87,682

Net interest income	112,097	105,117
Provision for credit losses	1,765	9,338
Net interest income after provision for credit losses	110,332	95,779

Noninterest income:
Net gains from sale of loans and other mortgage production income	50,972	45,281
Mortgage loan origination fees	21,910	22,451
Principal transactions, commissions and fees	66,534	55,313
Investment banking, advisory and administrative fees	36,920	36,628
Other	12,079	53,667
Total noninterest income	188,415	213,340

Noninterest expense:
Employees' compensation and benefits	168,962	176,240
Occupancy and equipment, net	19,829	19,782
Professional services	11,245	4,114
Other	48,267	51,337
Total noninterest expense	248,303	251,473

Income before income taxes	50,444	57,646
Income tax expense	11,425	13,114
Net income	39,019	44,532
Less: Net income attributable to noncontrolling interest	1,183	2,416
Income attributable to Hilltop	$37,836	$42,116

Earnings per common share:
Basic	$0.64	$0.65
Diluted	$0.64	$0.65

Weighted average share information:
Basic	59,124	64,613
Diluted	59,207	64,615

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$39,019	$44,532
Other comprehensive income (loss):
Change in fair value of cash flow and fair value hedges, net taxes of $9 and $(465), respectively	31	(1,581)
Net unrealized gains (losses) on securities available for sale, net taxes of $(1,197) and $3,291, respectively	(4,084)	11,140
Amortization of unrealized losses on securities transferred from available-for-sale to held-to-maturity, net taxes of $469 and $386, respectively	1,582	1,284
Comprehensive income	36,548	55,375
Less: comprehensive income attributable to noncontrolling interest	1,183	2,416

Comprehensive income applicable to Hilltop	$35,365	$52,959

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Total
			Additional	Other		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity	Interest	Equity
Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$2,189,965	$28,347	$2,218,312
Net income	—	—	—	—	42,116	42,116	2,416	44,532
Other comprehensive income	—	—	—	10,843	—	10,843	—	10,843
Stock-based compensation expense	—	—	3,610	—	—	3,610	—	3,610
Common stock issued to board members	4	—	121	—	—	121	—	121
Issuance of common stock related to share-based awards, net	229	2	(2,015)	—	—	(2,013)	—	(2,013)
Repurchases of common stock	(1,047)	(10)	(16,797)	—	(16,474)	(33,281)	—	(33,281)
Dividends on common stock ($0.18 per share)	—	—	—	—	(11,649)	(11,649)	—	(11,649)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(1,653)	(1,653)
Balance, March 31, 2025	64,154	$642	$1,037,138	$(100,654)	$1,262,586	$2,199,712	$29,110	$2,228,822

Balance, December 31, 2025	59,540	$595	$973,072	$(79,877)	$1,274,611	$2,168,401	$29,205	$2,197,606
Net income	—	—	—	—	37,836	37,836	1,183	39,019
Other comprehensive loss	—	—	—	(2,471)	—	(2,471)	—	(2,471)
Stock-based compensation expense	—	—	2,616	—	—	2,616	—	2,616
Common stock issued to board members	1	—	28	—	—	28	—	28
Issuance of common stock related to share-based awards, net	227	2	(2,667)	—	—	(2,665)	—	(2,665)
Repurchases of common stock	(1,238)	(12)	(19,873)	—	(28,015)	(47,900)	—	(47,900)
Dividends on common stock ($0.20 per share)	—	—	—	—	(11,814)	(11,814)	—	(11,814)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(695)	(695)
Balance, March 31, 2026	58,530	$585	$953,176	$(82,348)	$1,272,618	$2,144,031	$29,693	$2,173,724

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$39,019	$44,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,765	9,338
Depreciation, amortization and accretion, net	1,794	4,606
Equity in earnings of merchant banking subsidiaries	(241)	(42,705)
Deferred income taxes	4,738	2,400
Other, net	3,083	3,308
Net change in securities purchased under agreements to resell	(77,111)	(10,371)
Net change in trading securities	(80,698)	(96,826)
Net change in broker-dealer and clearing organization receivables	(52,753)	41,784
Net change in other assets	(14,525)	6,327
Net change in broker-dealer and clearing organization payables	(21,336)	112,058
Net change in other liabilities	(91,028)	(79,627)
Net change in securities sold, not yet purchased	25,391	5,937
Change in valuation of mortgage servicing rights asset	(8)	586
Net gains from sales of loans	(50,972)	(45,281)
Loans originated for sale	(2,219,371)	(2,105,473)
Proceeds from loans sold	2,404,980	2,155,244
Net cash provided by (used in) operating activities	(127,273)	5,837
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	31,837	17,998
Proceeds from sales, maturities and principal reductions of securities available for sale	73,618	51,148
Purchases of securities held to maturity	(61,376)	(41,120)
Purchases of securities available for sale	(56,585)	(38,522)
Net change in loans held for investment	(108,471)	(63,775)
Purchases of premises and equipment and other assets	(6,625)	(797)
Proceeds from sales and distributions of premises and equipment and other assets	198	48,231
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(35)	(25)
Net cash used in investing activities	(127,439)	(26,862)
Financing Activities
Net change in deposits	(361,700)	(230,430)
Net change in short-term borrowings	298,932	(141,748)
Proceeds from long-term borrowings	268,530	260,157
Payments on long-term borrowings	(253,492)	(397,079)
Payments to repurchase common stock	(47,541)	(33,281)
Dividends paid on common stock	(11,814)	(11,649)
Net cash distributed to noncontrolling interest	(695)	(1,653)
Other, net	2,204	(2,158)
Net cash used in financing activities	(105,576)	(557,841)

Net change in cash, cash equivalents and restricted cash	(360,288)	(578,866)
Cash, cash equivalents and restricted cash, beginning of period	1,252,805	2,370,590
Cash, cash equivalents and restricted cash, end of period	$892,517	$1,791,724

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$874,194	$1,702,623
Federal funds sold	650	650
Assets segregated for regulatory purposes	17,673	88,451
Total cash, cash equivalents and restricted cash	$892,517	$1,791,724
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$70,799	$87,763
Cash paid (received) for income taxes, net of refunds	$66	$(623)
Supplemental Schedule of Non-Cash Activities
Conversion of loans to other real estate owned	$1,158	$4,842
Additions to mortgage servicing rights	$2,546	$1,766

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements contain all adjustments necessary for a fair statement of the results of the interim periods presented. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Results for interim periods are not necessarily indicative of results to be expected for a full year or any future period.

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

In addition, Hilltop owns 100% of the membership interest in each of HTH Hillcrest Project LLC and Hilltop Investments I, LLC. Hilltop Investments I, LLC owns 50% of the membership interest in HTH Diamond Hillcrest Land LLC (“Hillcrest Land LLC”) which is consolidated under the requirements of the Variable Interest Entities (“VIE”) Subsections of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). These entities are related to the Hilltop Plaza investment discussed in detail in Note 17 to the consolidated financial statements included in the Company’s 2025 Form 10-K and are collectively referred to as the “Hilltop Plaza Entities.”

The consolidated financial statements include the accounts of the above-named entities. Intercompany transactions and balances have been eliminated. Noncontrolling interests have been recorded for minority ownership in entities that are not wholly owned and are presented in compliance with the provisions of Noncontrolling Interest in Subsidiary Subsections of the ASC.

During the fourth quarter of 2025, certain financial statement line items within the noninterest income section of the consolidated income statement were reclassified to better align disclosures to business activities. Securities commissions and fees was changed to principal transactions, commissions and fees and investment and securities advisory fees and commissions was changed to investment banking, advisory and administrative fees to better describe the underlying activities within these financial statement line items. Additionally, income from principal transactions that was historically presented in other noninterest income was reclassified to principal transactions, commissions and fees. These reclassifications were applied retrospectively to all prior periods presented. Total noninterest income did not change as a result of these reclassifications. Certain other reclassifications have been made to the prior period consolidated financial statements to conform with current period presentation. In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

Significant accounting policies are detailed in Note 1 to the consolidated financial statements included in the Company’s 2025 Form 10-K.

2. Recently Issued Accounting Standards

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At March 31, 2026 and December 31, 2025, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $735.7 million and $886.2 million, respectively, and the unpaid principal balance of those loans was $729.5 million and $870.1 million, respectively. The interest component of loans held for sale is reported as interest income on loans in the accompanying consolidated statements of operations, while the fair value component for changes related to interest rate movements is reported in net gains from sale of loans and other production income within noninterest income in the accompanying consolidated statements of operations.

The Company holds a number of financial instruments that are measured at fair value on a recurring basis, either by the application of the Fair Value Option or other authoritative pronouncements. The fair values of those instruments are determined primarily using Level 2 inputs, as further described in Note 3 to the consolidated financial statements included in the Company’s 2025 Form 10-K. Those inputs include quotes from mortgage loan investors and derivatives dealers and data from independent pricing services. The fair value of loans held for sale is determined using an exit price method.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2026	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,870	$689,236	$—	$698,106
Available for sale securities	—	1,406,657	63,013	1,469,670
Equity securities	238	—	—	238
Loans held for sale	—	694,044	41,660	735,704
Derivative assets	—	56,360	—	56,360
MSR asset	—	—	20,045	20,045
Equity investments	—	—	19,494	19,494
Securities sold, not yet purchased	51,183	12,163	—	63,346
Derivative liabilities	—	22,170	—	22,170

	Level 1	Level 2	Level 3	Total
December 31, 2025	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,915	$608,493	$—	$617,408
Available for sale securities	—	1,429,056	61,992	1,491,048
Equity securities	265	—	—	265
Loans held for sale	—	847,289	38,866	886,155
Derivative assets	—	45,403	—	45,403
MSR asset	—	—	17,491	17,491
Equity investments	—	—	18,774	18,774
Securities sold, not yet purchased	29,390	8,565	—	37,955
Derivative liabilities	—	14,005	—	14,005

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three Months Ended March 31, 2026
Available for sale securities	$61,992	$—	$—	$—	$1,698	$(677)	$63,013
Loans held for sale	38,866	8,501	(3,943)	—	(1,764)	—	41,660
MSR asset	17,491	2,546	—	—	8	—	20,045
Equity investments	18,774	—	—	—	720	—	19,494
Total	$137,123	$11,047	$(3,943)	$—	$662	$(677)	$144,212

Three Months Ended March 31, 2025
Trading securities	$3,330	$637	$(3,442)	$—	$141	$—	$666
Available for sale securities	29,816	—	—	—	738	—	30,554
Loans held for sale	48,657	4,406	(6,734)	—	(969)	—	45,360
MSR asset	5,723	1,766	—	—	(586)	—	6,903
Equity investments	22,015	—	(7,448)	—	6,693	—	21,260
Total	$109,541	$6,809	$(17,624)	$—	$6,017	$—	$104,743

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at March 31, 2026.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For material Level 3 financial instruments measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows.

			March 31, 2026
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Available for sale securities	Discounted cash flow	Discount rate	$34,113	14.88	-	16.91%
	Recent transaction	Recent transaction	28,900

Loans held for sale	Market comparable	Projected price	41,660	78	-	94%	(92%)

MSR asset	Discounted cash flow	Constant prepayment rate	20,045			13.59%
		Discount rate				11.49%

Equity investments	Market comparable	Market multiple	3,741			14.25x
	Discounted cash flow	Discount rate				11.50%
	Discounted cash flow	Discount rate	1,965			14.50%
	Market calibration	Market adjustment				25.00%
	Recent transaction	Recent transaction	13,788

			December 31, 2025
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Available for sale securities	Discounted cash flow	Discount rate	$33,092	13.25	-	15.50%
	Recent transaction	Recent transaction	28,900

Loans held for sale	Market comparable	Projected price	38,866	78	-	94%	(90%)

MSR asset	Discounted cash flow	Constant prepayment rate	17,491			14.68%
		Discount rate				11.45%

Equity investments	Market comparable	Market multiple	3,802			14.5x
	Discounted cash flow	Discount rate				12.50%
	Discounted cash flow	Discount rate	1,372			14.50%
	Recent transaction	Recent transaction	13,600

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

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses) (1)	Income	Fair Value	(Losses) (1)	Income	Fair Value
Available for sale securities	$—	$18	$18	$—	$—	$—
Loans held for sale	(9,817)	—	(9,817)	7,142	—	7,142
MSR asset	8	—	8	(586)	—	(586)
Equity investments	—	720	720	—	245	245
(1)	Net gains (losses) related to changes in fair value of material instruments that are accounted for under the Fair Value Option are reported in the following line items of the consolidated statement of operations: Loans held for sale - Net gains from sale of loans and other production income, Loans held for investment - Loans, including fees and MSR asset – Net gains from sale of loans and other mortgage production income.

Financial Assets Measured at Fair Value on a Non-Recurring Basis

Real estate acquired through foreclosure (“OREO”) is recorded at the time of each property’s respective acquisition date using management’s estimate of fair value. The Company determines fair value primarily using independent appraisals of OREO properties, less estimated cost to sell. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The resulting fair value measurements are classified as Level 2 inputs. At March 31, 2026 and December 31, 2025, the estimated fair value of OREO was $8.5 million and $8.0 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded losses of $0.5 million during the three months ended March 31, 2026 and no gains or losses during the three months ended March 31, 2025, which represented a change in fair value subsequent to initial recognition of the asset.

Financial Assets and Liabilities Not Measured at Fair Value on Recurring or Non-Recurring Basis

The Fair Value of Financial Instruments Subsection of the ASC requires disclosure of the fair value of financial assets and liabilities, including the financial assets and liabilities previously discussed. There have been no changes to the methods for determining estimated fair value for financial assets and liabilities as described in detail in Note 3 to the consolidated financial statements included in the Company’s 2025 Form 10-K.

The following tables present the carrying values and estimated fair values of financial instruments not measured at fair value on either a recurring or non-recurring basis (in thousands).

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
March 31, 2026	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$874,844	$874,844	$—	$—	$874,844
Assets segregated for regulatory purposes	17,673	17,673	—	—	17,673
Securities purchased under agreements to resell	133,088	—	133,088	—	133,088
Held to maturity securities	759,628	—	702,496	—	702,496
Loans held for sale	72,041	—	23,823	48,218	72,041
Loans held for investment, net	8,344,676	—	361,012	8,848,653	9,209,665
Broker-dealer and clearing organization receivables	1,625,156	—	1,625,156	—	1,625,156
Other assets	71,137	—	71,137	—	71,137

Financial liabilities:
Deposits	10,531,549	—	10,526,130	—	10,526,130
Broker-dealer and clearing organization payables	1,481,998	—	1,481,998	—	1,481,998
Short-term borrowings	990,807	—	990,807	—	990,807
Notes payable	148,645	—	147,075	—	147,075
Other liabilities	8,927	—	8,927	—	8,927

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

The Company held equity investments other than securities of $18.1 million and $18.9 million at March 31, 2026 and December 31, 2025, respectively, which are included within other assets in the consolidated balance sheets. Of the $18.1 million of such equity investments held at March 31, 2026, $1.4 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$1,563	$1,979
Impairments and downward adjustments	(175)	(21)
Balance, end of period	$1,388	$1,958

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	March 31,	December 31,
	2026	2025
U.S. Treasury securities	$—	$123
U.S. government agencies:
Bonds	42,055	37,222
Residential mortgage-backed securities	76,355	152,343
Collateralized mortgage obligations	144,065	58,611
Corporate debt securities	70,904	41,136
States and political subdivisions	332,750	295,615
Private-label securitized product	6,304	9,547
Other	25,673	22,811
Totals	$698,106	$617,408

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to deliver and purchase securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $63.3 million and $38.0 million at March 31, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
March 31, 2026	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,999	$—	$(24)	$4,975
U.S. government agencies:
Bonds	83,590	82	(364)	83,308
Residential mortgage-backed securities	390,021	723	(22,839)	367,905
Commercial mortgage-backed securities	259,081	635	(4,065)	255,651
Collateralized mortgage obligations	703,255	317	(38,727)	664,845
Corporate debt securities (1)	64,363	—	(1,350)	63,013
States and political subdivisions	32,671	29	(2,727)	29,973
Totals	$1,537,980	$1,786	$(70,096)	$1,469,670
(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized gains included a nominal fair value adjustment that was reported as a component of other noninterest income within the consolidated statements of operations for the three months ended March 31, 2026. All other unrealized gains and losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,998	$—	$(55)	$4,943
U.S. government agencies:
Bonds	81,418	138	(349)	81,207
Residential mortgage-backed securities	411,571	1,553	(22,064)	391,060
Commercial mortgage-backed securities	243,888	830	(4,382)	240,336
Collateralized mortgage obligations	716,201	917	(36,593)	680,525
Corporate debt securities	62,683	613	(1,304)	61,992
States and political subdivisions	33,337	39	(2,391)	30,985
Totals	$1,554,096	$4,090	$(67,138)	$1,491,048

	Held to Maturity
	Amortized	Unrealized	Unrealized
March 31, 2026	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$297,284	$290	$(19,023)	$278,551
Commercial mortgage-backed securities	116,228	219	(5,749)	110,698
Collateralized mortgage obligations	265,162	46	(27,133)	238,075
States and political subdivisions	80,954	51	(5,833)	75,172
Totals	$759,628	$606	$(57,738)	$702,496

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$265,349	$515	$(18,308)	$247,556
Commercial mortgage-backed securities	122,636	327	(6,088)	116,875
Collateralized mortgage obligations	262,203	223	(25,577)	236,849
States and political subdivisions	78,141	134	(4,665)	73,610
Totals	$728,329	$1,199	$(54,638)	$674,890

Additionally, the Company had unrealized net gains of $0.2 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively, from equity securities with fair values of $0.2 million and $0.3 million held at March 31, 2026 and December 31, 2025, respectively. The Company recognized nominal net losses during the three months ended March 31, 2026 and 2025, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three months ended March 31, 2026 and 2025, the Company recorded no sales of equity securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	March 31, 2026			December 31, 2025
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	1	4,975	24	1	4,943	55
	1	4,975	24	1	4,943	55
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	3	30,486	88	2	2,811	6
Unrealized loss for twelve months or longer	13	39,033	276	13	41,004	343
	16	69,519	364	15	43,815	349
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	36,324	269	1	11,390	46
Unrealized loss for twelve months or longer	117	239,211	22,570	117	251,643	22,018
	121	275,535	22,839	118	263,033	22,064
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	25,392	249	1	9,893	43
Unrealized loss for twelve months or longer	18	199,361	3,816	18	198,985	4,339
	20	224,753	4,065	19	208,878	4,382
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	10	77,494	410	3	21,597	54
Unrealized loss for twelve months or longer	125	529,882	38,317	128	550,788	36,539
	135	607,376	38,727	131	572,385	36,593
Corporate debt securities:
Unrealized loss for less than twelve months	2	24,764	962	1	7,121	829
Unrealized loss for twelve months or longer	1	9,863	388	1	9,743	475
	3	34,627	1,350	2	16,864	1,304
States and political subdivisions:
Unrealized loss for less than twelve months	—	—	—	—	—	—
Unrealized loss for twelve months or longer	38	22,005	2,727	40	22,742	2,391
	38	22,005	2,727	40	22,742	2,391
Total available for sale:
Unrealized loss for less than twelve months	21	194,460	1,978	8	52,812	978
Unrealized loss for twelve months or longer	313	1,044,330	68,118	318	1,079,848	66,160
	334	$1,238,790	$70,096	326	$1,132,660	$67,138

	March 31, 2026			December 31, 2025
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	$49,795	$533	1	$11,337	$2
Unrealized loss for twelve months or longer	45	208,713	18,490	45	214,351	18,306
	49	258,508	19,023	46	225,688	18,308
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	6,318	86	—	—	—
Unrealized loss for twelve months or longer	18	89,842	5,662	20	102,228	6,088
	20	96,160	5,748	20	102,228	6,088
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	2	21,123	44	—	—	—
Unrealized loss for twelve months or longer	51	199,739	27,090	51	206,483	25,577
	53	220,862	27,134	51	206,483	25,577
States and political subdivisions:
Unrealized loss for less than twelve months	6	8,607	85	1	500	—
Unrealized loss for twelve months or longer	163	59,078	5,748	165	60,563	4,665
	169	67,685	5,833	166	61,063	4,665
Total held to maturity:
Unrealized loss for less than twelve months	14	85,843	748	2	11,837	2
Unrealized loss for twelve months or longer	277	557,372	56,990	281	583,625	54,636
	291	$643,215	$57,738	283	$595,462	$54,638

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at March 31, 2026 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,360	$17,349	$407	$410
Due after one year through five years	101,989	100,522	8,481	8,156
Due after five years through ten years	36,641	35,019	59,077	54,754
Due after ten years	29,633	28,379	12,989	11,852
	185,623	181,269	80,954	75,172

Residential mortgage-backed securities	390,021	367,905	297,284	278,551
Commercial mortgage-backed securities	259,081	255,651	116,228	110,698
Collateralized mortgage obligations	703,255	664,845	265,162	238,075
	$1,537,980	$1,469,670	$759,628	$702,496

The Company recognized net gains of $34.0 million and $29.7 million from principal transactions during the three months ended March 31, 2026 and 2025, respectively. The Company had no other realized gains and losses on securities during the three months ended March 31, 2026 and 2025, respectively. All such realized gains and losses are recorded as a component of principal transactions, commissions and fees within the consolidated statements of operations.

Securities with a carrying amount of $0.9 billion and $1.1 billion (with a fair value of $0.9 billion and $1.0 billion, respectively) at March 31, 2026 and December 31, 2025, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at March 31, 2026 and December 31, 2025.

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

5. Loans Held for Investment

The Bank originates loans to customers primarily in Texas. Although the Bank has diversified loan and leasing portfolios and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of real estate (including construction and land development) and wholesale/retail trade. The Hilltop Broker-Dealers make loans to customers and correspondents through transactions originated by both employees and independent retail representatives throughout the United States. The Hilltop Broker-Dealers control risk by requiring customers to maintain collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for loans are not included in the consolidated financial statements.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	March 31,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$2,150,000	$2,121,087
Owner occupied	1,541,449	1,533,173
Commercial and industrial	1,512,453	1,526,467
Construction and land development	962,626	894,011
1-4 family residential	1,876,028	1,861,654
Consumer	30,105	31,027
Broker-dealer (1)	361,012	344,533
	8,433,673	8,311,952
Allowance for credit losses	(88,997)	(91,537)
Total loans held for investment, net of allowance	$8,344,676	$8,220,415
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
March 31, 2026	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$3,326	$2,900	$—	$6,226	$2,143,774	$2,150,000	$—
Owner occupied	7,929	3,915	445	12,289	1,529,160	1,541,449	—
Commercial and industrial	10,034	2,388	12,443	24,865	1,487,588	1,512,453	—
Construction and land development	4,138	5,112	132	9,382	953,244	962,626	—
1-4 family residential	8,248	2,155	1,879	12,282	1,863,746	1,876,028	—
Consumer	95	4	—	99	30,006	30,105	—
Broker-dealer	—	—	—	—	361,012	361,012	—
	$33,770	$16,474	$14,899	$65,143	$8,368,530	$8,433,673	$—

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,138	$1,635	$681	$3,454	$2,117,633	$2,121,087	$—
Owner occupied	2,281	4,980	1,518	8,779	1,524,394	1,533,173	—
Commercial and industrial	1,577	1,106	13,485	16,168	1,510,299	1,526,467	—
Construction and land development	711	1,009	500	2,220	891,791	894,011	—
1-4 family residential	5,992	3,425	5,114	14,531	1,847,123	1,861,654	42
Consumer	132	45	28	205	30,822	31,027	28
Broker-dealer	—	—	—	—	344,533	344,533	—
	$11,831	$12,200	$21,326	$45,357	$8,266,595	$8,311,952	$70

In addition to the loans shown in the tables above, PrimeLending had $40.2 million and $33.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $40.7 million and $34.3 million, at March 31, 2026 and December 31, 2025, respectively) that were 90 days past due and accruing interest at March 31, 2026 and December 31, 2025, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	March 31, 2026			December 31, 2025			Interest Income Recognized
	With	With No		With	With No		Three Months Ended March 31,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2026	2025
Commercial real estate:
Non-owner occupied	$319	$14,969	$15,288	$1,012	$2,861	$3,873	$26	$54
Owner occupied	818	9,400	10,218	906	4,711	5,617	125	—
Commercial and industrial	14,376	7,861	22,237	14,877	13,704	28,581	154	107
Construction and land development	—	844	844	431	579	1,010	184	3
1-4 family residential	145	8,064	8,209	732	9,224	9,956	248	227
Consumer	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—
	$15,658	$41,138	$56,796	$17,958	$31,079	$49,037	$737	$391

At March 31, 2026 and December 31, 2025, $4.2 million and $4.4 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2025 to March 31, 2026 by $7.8 million. The change in non-accrual loans was primarily due to increases in commercial real estate non-owner occupied loans of $11.4 million and commercial real estate owner occupied loans of $4.6 million, partially offset by a decrease in commercial and industrial loans of $6.3 million.

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

The following tables present the amortized cost basis of the loans held for investment modified for borrowers experiencing financial difficulty grouped by portfolio segment and type of modification granted during the periods presented (in thousands).

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended March 31, 2026	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	2,421	—	—	—	0.2%
Commercial and industrial	—	17,809	—	—	—	1.2%
Construction and land development	—	1,512	—	—	—	0.2%
1-4 family residential	—	4,763	—	—	—	0.3%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$26,505	$—	$—	$—	0.3%

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

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following tables provide aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
March 31, 2026	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$304	$—	$—	$304	$304
Owner occupied	2,071	—	—	2,071	344
Commercial and industrial	3,612	1,048	1,282	5,942	9,785
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	726
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$5,987	$1,048	$1,282	$8,317	$11,159

	Modified Loans Past Due			Total Modified	Modified
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$316	$—	$316	$316
Owner occupied	4	—	—	4	4
Commercial and industrial	168	370	1,786	2,324	15,606
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	22
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$172	$686	$1,786	$2,644	$15,948

The above table that presents aging and non-accrual details at December 31, 2025 excludes $18.7 million of commercial and industrial loans that were modified and subsequently charged-off during 2025.

The following table presents the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	—	—%	11
Owner occupied	—%	19	—%	10
Commercial and industrial	—%	12	1.3%	17
Construction and land development	—%	18	—%	8
1-4 family residential	—%	43	—%	6
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	—%	18	1.3%	11

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Credit Risk Profile

Management tracks credit quality trends on a quarterly basis related to: (i) past due levels, (ii) non-performing asset levels, (iii) classified loan levels, and (iv) general economic conditions in state and local markets. The Company defines classified loans as loans with a risk rating of substandard, doubtful or loss. There have been no changes to the risk rating internal grades utilized for commercial loans as described in detail in Note 5 to the consolidated financial statements in the Company’s 2025 Form 10-K.

The following table presents loans held for investment grouped by asset class and credit quality indicator, segregated by year of origination or renewal (in thousands).

	Amortized Cost Basis by Origination Year							Loans
						2021 and		Converted to
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$—	$42,307	$15,083	$2,198	$13,172	$89,127	$940	$—	$162,827
Internal Grade 4-7 (Pass normal risk)	122,993	437,567	243,844	87,076	169,095	235,869	5,593	10,760	1,312,797
Internal Grade 8-11 (Pass high risk and watch)	47,070	177,739	65,156	106,935	82,124	125,288	12,687	620	617,619
Internal Grade 12 (Special mention)	—	—	—	—	3,772	—	—	—	3,772
Internal Grade 13 (Substandard accrual)	—	1,483	5,070	323	27,542	3,279	—	—	37,697
Internal Grade 14 (Substandard non-accrual)	—	2,176	—	—	11,528	1,584	—	—	15,288
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$3,939	$39,433	$20,106	$1,247	$2,317	$25,791	$9,225	$10,261	$112,319
Internal Grade 4-7 (Pass normal risk)	30,823	211,048	94,277	105,371	94,803	358,761	17,305	12,698	925,086
Internal Grade 8-11 (Pass high risk and watch)	12,020	121,528	60,344	31,795	96,348	112,888	14,697	495	450,115
Internal Grade 12 (Special mention)	—	—	—	1,450	—	—	—	—	1,450
Internal Grade 13 (Substandard accrual)	1,230	3,894	6,850	10,131	1,963	17,859	298	36	42,261
Internal Grade 14 (Substandard non-accrual)	342	—	1,946	—	—	7,930	—	—	10,218
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$3,484	$11,348	$29,878	$2,788	$5,213	$3,826	$48,416	$—	$104,953
Internal Grade 4-7 (Pass normal risk)	63,988	116,183	41,223	9,019	43,574	71,770	245,042	6,081	596,880
Internal Grade 8-11 (Pass high risk and watch)	28,670	78,270	77,064	27,943	19,028	27,276	229,613	8,604	496,468
Internal Grade 12 (Special mention)	—	159	—	—	494	—	1,500	—	2,153
Internal Grade 13 (Substandard accrual)	—	3,755	2,752	2,515	4,321	3,496	16,955	4,291	38,085
Internal Grade 14 (Substandard non-accrual)	25	4,437	1,409	3,985	1,778	597	1,497	8,509	22,237
Current period gross charge-offs	—	133	1,304	1,151	1,087	287	148	190	4,300

Construction and land development
Internal Grade 1-3 (Pass low risk)	$36	$8,528	$1,180	$—	$—	$1,350	$—	$—	$11,094
Internal Grade 4-7 (Pass normal risk)	74,169	307,190	81,192	70,427	12,514	9,251	9,735	90	564,568
Internal Grade 8-11 (Pass high risk and watch)	54,187	235,569	57,193	3,218	2,072	4,862	4,566	—	361,667
Internal Grade 12 (Special mention)	—	5,569	—	—	—	—	—	—	5,569
Internal Grade 13 (Substandard accrual)	1,512	—	252	—	—	77	—	—	1,841
Internal Grade 14 (Substandard non-accrual)	—	384	292	—	126	42	—	—	844
Current period gross charge-offs	—	—	137	—	—	—	—	—	137

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	1,563	415	—	—	—	744	—	—	2,722
FICO greater than 720	11,044	3,277	—	—	—	—	—	—	14,321
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	—	—	—	—	—	—	—	—	—
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$—	$687	$452	$590	$1,096	$15,933	$141	$—	$18,899
FICO between 620 and 720	6,040	45,369	15,267	8,027	11,531	35,964	1,498	486	124,182
FICO greater than 720	50,761	228,277	134,726	88,720	404,254	700,507	3,774	752	1,611,771
Substandard non-accrual	—	—	20	(1)	627	7,563	—	—	8,209
Other (1)	9,805	40,993	30,296	16,205	3,849	3,955	7,696	168	112,967
Current period gross charge-offs	—	—	8	74	—	129	—	—	211

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Amortized Cost Basis by Origination Year							Loans
						2020 and		Converted to
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Term Loans	Total
Consumer
FICO less than 620	$315	$534	$92	$61	$15	$6	$324	$5	$1,352
FICO between 620 and 720	1,545	1,745	550	444	312	36	2,716	9	7,357
FICO greater than 720	1,377	5,636	1,205	507	734	138	2,836	5	12,438
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	2,153	5,306	817	84	60	18	520	—	8,958
Current period gross charge-offs	—	58	26	—	—	6	1	1	92

Total loans with credit quality measures	$529,091	$2,140,806	$988,536	$581,058	$1,014,262	$1,865,787	$637,574	$63,870	$7,820,984
Commercial and industrial (mortgage warehouse lending)									$251,677
Broker-dealer (margin loans and correspondent receivables)									$361,012
Total loans held for investment									$8,433,673

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2026. In addition, as of March 31, 2026, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of March 31, 2026. While the Company believes it has an appropriate allowance for the existing loan portfolio at March 31, 2026, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowance for credit losses, see Note 1 to the consolidated financial statements in the Company’s 2025 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of March 31, 2026, the Company utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in March 2026 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of December 31, 2025, the Company utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in December 2025. The baseline economic scenario expects economic growth to moderate in the near term, as tariffs and higher energy prices weigh on the economy. In this scenario, the unemployment rate is expected to remain stable at 4.5% throughout 2026 as slower growth in the labor force offsets weaker job growth. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2026, the provision for credit losses was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans, including changes in loan mix and risk rating grade migration, within the banking segment since the prior quarter. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2026 included a provision for credit losses of $4.0 million, while collectively evaluated loans during the three months ended March 31, 2026 included a reversal of credit losses of $2.3 million. The change in the allowance for credit losses during the noted period was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The change in the allowance during the three months ended March 31, 2026 was also impacted by net charge-offs of $4.3 million.

During the three months ended March 31, 2025, the provision for credit losses was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans. Specific to the Bank, the net impact to the allowance of changes associated with collectively and individually evaluated loans during the three months ended March 31, 2025 included a provision for credit losses of $7.7 million and $1.7 million, respectively. The change in the allowance for credit losses during the noted period was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The change in the allowance during the three months ended March 31, 2025 was also impacted by net charge-offs of $4.3 million.

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2026	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$24,265	$(1,962)	$—	$—	$22,303
Owner occupied	34,035	(155)	—	—	33,880
Commercial and industrial	21,280	4,610	(4,300)	344	21,934
Construction and land development	7,398	(919)	(137)	—	6,342
1-4 family residential	4,136	175	(211)	56	4,156
Consumer	397	10	(92)	35	350
Broker-dealer	26	6	—	—	32
Total	$91,537	$1,765	$(4,740)	$435	$88,997

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended March 31, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$29,310	$6,311	$(918)	$—	$34,703
Owner occupied	33,112	2,250	—	8	35,370
Commercial and industrial	25,609	1,052	(3,432)	121	23,350
Construction and land development	7,161	130	—	—	7,291
1-4 family residential	5,327	(347)	—	8	4,988
Consumer	547	(24)	(67)	23	479
Broker-dealer	50	(34)	—	—	16
Total	$101,116	$9,338	$(4,417)	$160	$106,197

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

related for each loan type. The expected losses on unfunded commitments align with statistically calculated parameters used to calculate the allowance for credit losses on the funded portion. There is no reserve calculated for letters of credit as they are issued primarily as credit enhancements and the likelihood of funding is low.

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$9,402	$7,918
Other noninterest expense	(1,164)	35
Balance, end of period	$8,238	$7,953

During the three months ended March 31, 2026, the decrease in the reserve for unfunded commitments was primarily due to decreases in commitment balances and expected loss rates. During the three months ended March 31, 2025, the increase in the reserve for unfunded commitments was primarily due to increases in commitment balances.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$17,491	$5,723
Additions	2,546	1,766
Changes in fair value:
Due to changes in model inputs or assumptions (1)	429	(517)
Due to customer payoffs	(421)	(69)
Balance, end of period	$20,045	$6,903

	March 31,	December 31,
	2026	2025
Mortgage loans serviced for others (2)	$1,245,169	$1,145,063
MSR asset as a percentage of serviced mortgage loans	1.61%	1.53%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	March 31,	December 31,
	2026	2025
Weighted average constant prepayment rate	13.59%	14.68%
Weighted average discount rate	11.49%	11.45%
Weighted average life (in years)	6.2	5.8

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	March 31,	December 31,
	2026	2025
Constant prepayment rate:
Impact of 10% adverse change	$(999)	$(899)
Impact of 20% adverse change	(1,907)	(1,714)
Discount rate:
Impact of 10% adverse change	(783)	(651)
Impact of 20% adverse change	(1,504)	(1,253)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $1.6 million and $1.0 million during the three months ended March 31, 2026 and 2025, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	March 31,	December 31,
	2026	2025
Noninterest-bearing demand	$2,830,008	$2,831,919
Interest-bearing:
Demand accounts	3,961,364	4,202,031
Brokered - demand	903	3,000
Money market	2,347,801	2,436,713
Brokered - money market	14,410	12,288
Savings	229,988	225,612
Time	1,147,075	1,166,517
	$10,531,549	$10,878,080

At March 31, 2026, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $573.4 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	March 31,	December 31,
	2026	2025
Federal funds purchased	$221,668	$153,208
Securities sold under agreements to repurchase	467,738	269,309
Federal Home Loan Bank	—	—
Short-term bank loans	32,000	—
Commercial paper	269,401	254,365
	$990,807	$676,882

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

Information concerning federal funds purchased is shown in the following table (dollars in thousands).

	Three Months Ended March 31,
	2026	2025
Average balance during the period	$512,732	$560,581
Average interest rate during the period	4.34%	4.45%

Information concerning securities sold under agreements to repurchase is shown in the following table (dollars in thousands).

	March 31,	December 31,
	2026	2025
Average interest rate at end of period	4.33%	4.25%
Securities underlying the agreements at end of period:
Contract value of repurchase agreements	$467,052	$268,805
Fair value of securities pledged as collateral	$496,378	$292,493

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Three Months Ended March 31,
	2026	2025
Average balance during the period	$—	$—
Average interest rate during the period	3.80%	4.65%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At March 31, 2026, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $150.0 million. At March 31, 2026, Hilltop Securities had $32.0 million in outstanding borrowings under its credit arrangements and had no outstanding borrowings under its credit facilities. The weighted average interest rate on its borrowings at March 31, 2026 was 4.78%.

Commercial Paper

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-2 CP Notes and Series 2024-1 CP Notes, in maximum aggregate amounts of $200 million and $300 million, respectively. The CP Notes are not redeemable prior to

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of March 31, 2026, the weighted average maturity of the CP Notes was 157 days at a rate of 4.97%, with a weighted average remaining life of 73 days. At March 31, 2026, the aggregate amount outstanding under these secured arrangements was $269.4 million, which was collateralized by securities held for Hilltop Securities accounts valued at $295.3 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	March 31,	December 31,
	2026	2025
Subordinated Notes due May 2035, net of discount of $1,355 and $1,413, respectively	$148,645	$148,587
	$148,645	$148,587

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	March 31,	December 31,
	2026	2025
Finance leases:
Premises and equipment	$5,379	$4,780
Accumulated depreciation	(50)	(4,377)
Premises and equipment, net	$5,329	$403

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$7,751	$8,235
Less operating lease and sublease income	(297)	(452)
Net operating lease cost	$7,454	$7,783

Finance lease cost:
Amortization of ROU assets	$105	$84
Interest on lease liabilities	59	76
Total finance lease cost	$164	$160

Supplemental cash flow information related to leases is as follows (in thousands).

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,798	$8,760
Operating cash flows from finance leases	38	78
Financing cash flows from finance leases	110	144
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,793	$9,059
Finance leases	5,032	—

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	March 31, 2026		December 31, 2025
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.1	5.57%	4.9	5.87%
Finance	9.1	4.26%	1.9	4.99%

Future minimum lease payments under lease agreements as of March 31, 2026, are presented below (in thousands).

	Operating Leases	Finance Leases
2026	$21,704	$642
2027	26,339	751
2028	21,161	779
2029	18,069	798
2030	15,236	806
Thereafter	20,114	3,471
Total minimum lease payments	122,623	7,247
Less amount representing interest	(16,457)	(1,249)
Lease liabilities	$106,166	$5,998

As of March 31, 2026, the Company had no additional operating leases that have not yet commenced.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 22.6% and 22.7% for the three months ended March 31, 2026 and 2025, respectively. During each of the three months ended March 31, 2026 and 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments.

On July 4, 2025, legislation referred to as “H.R. 1: One Big Beautiful Bill Act” (“OBBBA”) was signed into law which, among other changes, permanently disallowed certain business expenses, modified the tax year in which certain business deductions, primarily depreciation of capital asset additions, are allowed and thereby modified the time within which income tax payments will be made.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

While the mortgage origination segment’s sales contracts typically include borrower early payment default repurchase provisions, these provisions have not been a primary driver of claims to date, and therefore, are not a primary factor considered in the calculation of this reserve.

At March 31, 2026 and December 31, 2025, the mortgage origination segment’s indemnification liability reserve totaled $6.6 million and $6.9 million, respectively. The provision for indemnification losses was $0.8 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$25,341	$21,593
Claims made	5,220	11,034
Claims resolved with no payment	(3,053)	(4,519)
Repurchases	(3,592)	(4,260)
Indemnification payments	(627)	(154)
Balance, end of period	$23,289	$23,694

	Indemnification Liability Reserve Activity
	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$6,875	$8,111
Additions for new sales	775	652
Repurchases	(620)	(520)
Early payment defaults	(227)	(176)
Indemnification payments	(174)	(113)
Balance, end of period	$6,629	$7,954

	March 31,	December 31,
	2026	2025
Reserve for Indemnification Liability:
Specific claims	$1,121	$1,575
Incurred but not reported claims	5,508	5,300
Total	$6,629	$6,875

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at March 31, 2026 and outstanding financial and performance standby letters of credit of $144.3 million at March 31, 2026.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. Stock-Based Compensation

During the three months ended March 31, 2026 and 2025, Hilltop granted 787 and 3,929 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the three months ended March 31, 2026 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2025	1,197	$32.74
Granted	323	$38.85
Vested/Released	(294)	$34.41
Forfeited	(111)	$32.79
Balance, March 31, 2026	1,115	$34.07

Vested/Released RSUs include an aggregate of 67,025 shares withheld to satisfy employee statutory tax obligations during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 322,691 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the three months ended March 31, 2026, 238,366 that were outstanding at March 31, 2026, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the three months ended March 31, 2026, 84,325 that were outstanding at March 31, 2026, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At March 31, 2026, in the aggregate, 832,337 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 282,171 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At March 31, 2026, unrecognized compensation expense related to outstanding RSUs of $25.0 million is expected to be recognized over a weighted average period of 1.81 years.

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

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	March 31, 2026		December 31, 2025		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,169,969	9.54%	$1,320,094	10.60%	4.0%	5.0%
Hilltop	1,954,818	12.82%	1,975,226	12.78%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,169,969	12.71%	1,320,094	14.49%	7.0%	6.5%
Hilltop	1,954,818	19.08%	1,975,226	19.70%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,169,969	12.71%	1,320,094	14.49%	8.5%	8.0%
Hilltop	1,954,818	19.08%	1,975,226	19.70%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,267,171	13.77%	1,421,007	15.60%	10.5%	10.0%
Hilltop	2,202,053	21.50%	2,226,165	22.20%	10.5%	N/A

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

At March 31, 2026, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$227,742	$6,199
Less: required net capital	6,596	393
Excess net capital	$221,146	$5,806

Net capital as a percentage of aggregate debit items	69.1%
Net capital in excess of 5% aggregate debit items	$211,252

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

March 31, 2026 and December 31, 2025, the Hilltop Broker-Dealers held cash of $17.7 million and $20.2 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at March 31, 2026.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum requirements. On a quarterly basis, PrimeLending reviews these requirements and timely reports any exceptions to HUD and GNMA, as applicable. If any exceptions to these requirements occur, certain additional financial reporting submissions are required. As of March 31, 2026, PrimeLending and its subsidiaries’ minimum capital, leverage, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the three months ended March 31, 2026 and 2025, the Company declared and paid cash dividends of $0.20 and $0.18 per common share, or an aggregate of $11.8 million and $11.6 million, respectively.

On April 23, 2026, Hilltop’s board of directors declared a quarterly cash dividend of $0.20 per common share, payable on May 22, 2026, to all common stockholders of record as of the close of business on May 8, 2026.

Stock Repurchases

In January 2026, the Hilltop board of directors authorized a new stock repurchase program through January 2027, pursuant to which the Company is authorized to repurchase, in the aggregate, up to $125.0 million of the Company’s outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2026, Hilltop paid $47.5 million to repurchase an aggregate of 1,238,216 shares of the Company’s common stock at an average price of $38.40 per share pursuant to the stock repurchase program.

The Company's share repurchases in excess of issuances may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During the three months ended March 31, 2026, an excise tax of $0.4 million on net share repurchases was accrued and recorded to additional paid-in capital on the consolidated balance sheets.

The Company’s stock repurchase program, prior year repurchases, and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2025 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Noninterest Income and Expense

The following table shows the components of noninterest income and expense (in thousands).

	Three Months Ended March 31,
	2026	2025
Noninterest income:
Net gains from sale of loans and other mortgage production income (1)	$50,972	$45,281
Mortgage loan origination fees	21,910	22,451
Principal transactions, commissions and fees:
Principal transactions (1)	33,971	29,708
Commissions	12,284	9,364
Money market and bank-insured fund fees	12,652	8,819
Other fees	7,627	7,422
	66,534	55,313
Investment banking, advisory and administrative fees:
Advisory services	19,807	21,359
Managed money	12,088	10,492
Underwriting	3,866	3,825
Other fees	1,159	952
	36,920	36,628
Other:
Merchant banking investments (1)	628	42,705
Service charges on depositor accounts	4,917	4,724
Trust fees	3,184	3,184
Other (1)	3,350	3,054
	12,079	53,667
	$188,415	$213,340
Noninterest expense:
Employees' compensation and benefits	$168,962	$176,240
Occupancy and equipment, net	19,829	19,782
Professional services	11,245	4,114
Other:
Software and information technology	16,968	17,341
Brokerage commissions and fees	8,944	9,050
Travel, meals and entertainment	3,302	3,287
Business development	3,616	4,583
Unreimbursed loan closing costs	1,669	2,500
Mortgage origination and servicing	2,679	2,268
Funding fees	801	768
Office supplies	508	449
Amortization of intangible assets	240	257
Other	9,540	10,834
	48,267	51,337
	$248,303	$251,473
(1)	Certain noninterest income components included within these line items are generally not in the scope of the accounting guidance for revenue from contracts with customers.

Certain activities involving the recognition of revenue primarily within the Company’s banking and broker-dealer segments are subject to the provisions of ASC 606. The policies that govern such revenue from contracts with customers are further described in Note 1 and Note 23 to the consolidated financial statements included in the Company’s 2025 Form 10-K.

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

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended March 31,
	2026	2025
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$9,293	$989
Hilltop Broker-Dealers	(7,950)	4,251
Bank	23	(23)

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

Derivative positions are presented in the following table (in thousands).

	March 31, 2026		December 31, 2025
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$629,457	$7,163	$456,734	$5,997
Commitments to purchase MBSs	1,845,114	(3,903)	1,586,198	7,311
Commitments to sell MBSs	2,712,499	4,062	2,383,043	(6,344)
Interest rate swaps	43,000	1,143	53,470	(666)
Interest rate swaps back-to-back (asset) (1)	116,449	785	110,437	1,495
Interest rate swaps back-to-back (liability) (1)	116,449	(834)	110,437	(1,551)
U.S. Treasury bond futures and options (2)	229,700	—	217,220	—
Interest rate and other futures (2)	7,800	—	9,250	—
Credit default swaps	—	—	40,000	7

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$135,000	$1,331	$137,000	$1,291
Interest rate swaps designated as fair value hedges (3)	317,170	24,443	317,335	23,858

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at March 31, 2026 and December 31, 2025, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $317.2 million and $347.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $292.6 million and $323.4 million as of March 31, 2026 and December 31, 2025, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $24.6 million and $24.0 million as of March 31, 2026 and December 31, 2025, respectively.

The Bank and PrimeLending held cash collateral advances of $36.1 million and $25.0 million to offset net asset derivative positions on derivative instruments designated as hedges at March 31, 2026 and December 31, 2025, respectively. PrimeLending had advanced cash collateral totaling $4.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2025. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $5.6 million and $6.5 million on various derivative instruments at March 31, 2026 and December 31, 2025, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2026
Securities borrowed:
Institutional counterparties	$1,451,564	$—	$1,451,564	$(1,449,186)	$—	$2,378

Interest rate swaps:
Institutional counterparties	27,933	—	27,933	—	(25,340)	2,593

Reverse repurchase agreements:
Institutional counterparties	133,088	—	133,088	(132,556)	—	532

Forward MBS derivatives:
Institutional counterparties	15,973	—	15,973	(493)	—	15,480
	$1,628,558	$—	$1,628,558	$(1,582,235)	$(25,340)	$20,983
December 31, 2025
Securities borrowed:
Institutional counterparties	$1,501,548	$—	$1,501,548	$(1,425,084)	$—	$76,464

Interest rate swaps:
Institutional counterparties	27,370	—	27,370	—	(24,380)	2,990

Credit default swaps:
Institutional counterparties	7	—	7	—	—	7

Reverse repurchase agreements:
Institutional counterparties	55,977	—	55,977	(55,601)	—	376

Forward MBS derivatives:
Institutional counterparties	7,852	—	7,852	(253)	—	7,599
	$1,592,754	$—	$1,592,754	$(1,480,938)	$(24,380)	$87,436

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
March 31, 2026
Securities loaned:
Institutional counterparties	$1,435,409	$—	$1,435,409	$(1,435,409)	$—	$—

Interest rate swaps:
Institutional counterparties	1,065	—	1,065	—	—	1,065

Repurchase agreements:
Institutional counterparties	467,052	—	467,052	(467,052)	—	—

Forward MBS derivatives:
Institutional counterparties	15,814	—	15,814	(493)	—	15,321
	$1,919,340	$—	$1,919,340	$(1,902,954)	$—	$16,386
December 31, 2025
Securities loaned:
Institutional counterparties	$1,495,133	$—	$1,495,133	$(1,418,288)	$—	$76,845

Interest rate swaps:
Institutional counterparties	2,943	—	2,943	—	—	2,943

Repurchase agreements:
Institutional counterparties	268,805	—	268,805	(268,805)	—	—

Forward MBS derivatives:
Institutional counterparties	6,885	—	6,885	(253)	(1,795)	4,837
	$1,773,766	$—	$1,773,766	$(1,687,346)	$(1,795)	$84,625

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both March 31, 2026 and December 31, 2025.

	Remaining Contractual Maturities
	Overnight and			Greater Than
March 31, 2026	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$126,172	$325,498	$—	$—	$451,670
Other	15,382	—	—	—	15,382

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,435,357	—	—	—	1,435,357
Total	$1,576,963	$325,498	$—	$—	$1,902,461

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,902,461
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2025	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$61,704	$204,993	$—	$—	$266,697
Other	2,108	—	—	—	2,108

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,495,081	—	—	—	1,495,081
Total	$1,558,945	$204,993	$—	$—	$1,763,938

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,763,938
Amount related to agreements not included in offsetting disclosure above					$—

21. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	March 31,	December 31,
	2026	2025
Receivables:
Securities borrowed	$1,451,564	$1,501,548
Securities failed to deliver	5,969	5,899
Trades in process of settlement	152,198	63,811
Other	15,425	17,624
	$1,625,156	$1,588,882
Payables:
Securities loaned	$1,435,409	$1,495,133
Correspondents	16,216	14,091
Securities failed to receive	25,320	3,517
Other	5,053	5,762
	$1,481,998	$1,518,503

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

Balance sheet amounts not discussed previously and the elimination of intercompany transactions are included in “All Other and Eliminations.” Transactions between segments consist primarily of borrowed funds and FDIC sweep investments. Interest is paid by the mortgage origination and broker-dealer segments for use of the warehouse lines of credit maintained by the banking segment and for a note payable maintained with the corporate segment, respectively. Additionally, the broker-dealer segment receives fee income for the FDIC sweep investments placed with the banking segment.

The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

Three Months Ended March 31, 2026	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$150,202	$33,313	$12,501	$3,812	$(15,538)	$184,290
Interest expense (1)	51,478	21,421	13,428	2,383	(16,517)	72,193
Net interest income (expense)	98,724	11,892	(927)	1,429	979	112,097
Noninterest income	11,081	104,175	72,969	1,429	(1,239)	188,415
Net revenue	$109,805	$116,067	$72,042	$2,858	$(260)	$300,512

Provision for (reversal of) credit losses	1,759	6	—	—	—	1,765

Non-variable compensation and benefits	35,744	34,803	26,364	6,859	—	103,770
Variable compensation (2)	—	36,469	28,723	—	—	65,192
Occupancy and equipment, net	9,660	4,139	4,197	1,999	(166)	19,829
Professional services	2,275	4,733	3,378	859	—	11,245
Other segment expense items (3)	13,305	21,141	11,739	2,176	(94)	48,267
	$60,984	$101,285	$74,401	$11,893	$(260)	$248,303

Income (loss) before taxes	$47,062	$14,776	$(2,359)	$(9,035)	$—	$50,444

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Three Months Ended March 31, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$158,545	$34,823	$11,230	$2,815	$(14,614)	$192,799
Interest expense (1)	67,995	23,255	12,627	3,684	(19,879)	87,682
Net interest income (expense)	90,550	11,568	(1,397)	(869)	5,265	105,117
Noninterest income	10,810	96,937	67,775	43,379	(5,561)	213,340
Net revenue	$101,360	$108,505	$66,378	$42,510	$(296)	$318,457

Provision for (reversal of) credit losses	9,372	(34)	—	—	—	9,338

Non-variable compensation and benefits	34,102	34,781	28,507	9,420	—	106,810
Variable compensation (2)	—	33,283	24,832	11,315	—	69,430
Occupancy and equipment, net	8,489	4,851	4,775	1,834	(167)	19,782
Professional services	(4,157)	4,456	3,152	755	(92)	4,114
Other segment expense items (3)	13,496	21,952	13,394	2,567	(72)	51,337
	$51,930	$99,323	$74,660	$25,891	$(331)	$251,473

Income (loss) before taxes	$40,058	$9,216	$(8,282)	$16,619	$35	$57,646
(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
March 31, 2026
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,451,921	$3,107,780	$973,682	$2,354,540	$(3,186,067)	$15,701,856

December 31, 2025
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,743,756	$2,929,088	$1,091,437	$2,370,468	$(3,289,755)	$15,844,994

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

23. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Income attributable to Hilltop	$37,836	$42,116

Weighted average shares outstanding - basic	59,124	64,613

Basic earnings per common share:	$0.64	$0.65

Diluted earnings per share:
Income attributable to Hilltop	$37,836	$42,116

Weighted average shares outstanding - basic	59,124	64,613
Effect of potentially dilutive securities	83	2
Weighted average shares outstanding - diluted	59,207	64,615

Diluted earnings per common share:	$0.64	$0.65

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us at the time of this Quarterly Report. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If any of these events or risks or uncertainties occur, our business, business plan, financial condition, liquidity and results of operations may vary materially from those results expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those anticipated in these forward-looking statements, see “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 13, 2026, this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other filings we have made with the SEC. We caution that the foregoing list of factors is not exhaustive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. All subsequent written and oral forward-looking statements concerning our business attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report except to the extent required by federal securities laws.

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

	Three Months Ended March 31,
	2026	2025
Statement of Operations Data:
Net interest income	$112,097	$105,117
Provision for credit losses	1,765	9,338
Total noninterest income	188,415	213,340
Total noninterest expense	248,303	251,473
Income before income taxes	50,444	57,646
Income tax expense	11,425	13,114
Net income	39,019	44,532
Less: Net income attributable to noncontrolling interest	1,183	2,416
Income attributable to Hilltop	$37,836	$42,116

Per Share Data:
Diluted earnings per common share	$0.64	$0.65
Diluted weighted average shares outstanding	59,207	64,615
Cash dividends declared per common share	$0.20	$0.18
Dividend payout ratio (1)	31.25%	27.62%
Book value per common share (end of period)	$36.63	$34.29
Tangible book value per common share (2) (end of period)	$31.97	$30.02

	March 31,	December 31,
	2026	2025
Balance Sheet Data:
Total assets	$15,701,856	$15,844,994
Cash and due from banks	874,194	1,231,944
Securities	2,927,642	2,837,050
Loans held for sale	807,745	950,142
Loans held for investment, net of unearned income	8,433,673	8,311,952
Allowance for credit losses	(88,997)	(91,537)
Total deposits	10,531,549	10,878,080
Notes payable	148,645	148,587
Total stockholders' equity	2,173,724	2,197,606

Capital Ratios:
Common equity to assets ratio	13.65%	13.69%
Tangible common equity to tangible assets (2)	12.13%	12.17%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest accounting principles generally accepted in the United States (“GAAP”) measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three months ended March 31, 2026 included the following contributions from our reportable business segments.

●	The banking segment contributed $47.1 million of income before income taxes during the three months ended March 31, 2026;
●	The broker-dealer segment contributed $14.8 million of income before income taxes during the three months ended March 31, 2026; and
●	The mortgage origination segment incurred $2.4 million of losses before income taxes during the three months ended March 31, 2026.

During the three months ended March 31, 2026, we declared and paid total common dividends of $11.8 million.

On April 23, 2026, our board of directors declared a quarterly cash dividend of $0.20 per common share, payable on May 22, 2026 to all common stockholders of record as of the close of business on May 8, 2026.

On January 29, 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we are authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock, inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2026, we paid $47.5 million to repurchase an aggregate of 1,238,216 shares of our common stock at an average price of $38.40 per share pursuant to the stock repurchase program.

Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present certain measures in our selected financial data that are not measures of financial performance recognized by GAAP. “Tangible book value per common share” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common equity to tangible assets” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total assets reduced by goodwill and other intangible assets. These measures are used by management, investors and analysts to assess the use of equity. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions. You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following table reconciles these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “equity to total assets” (dollars in thousands, except per share data).

	March 31,
	2026	2025
Book value per common share	$36.63	$34.29
Effect of goodwill and intangible assets per share	(4.66)	(4.27)
Tangible book value per common share	$31.97	$30.02

	March 31,	December 31,
	2026	2025
Hilltop stockholders’ equity	$2,144,031	$2,168,401
Less: goodwill and intangible assets, net	272,812	273,052
Tangible common equity	$1,871,219	$1,895,349

Total assets	$15,701,856	$15,844,994
Less: goodwill and intangible assets, net	272,812	273,052
Tangible assets	$15,429,044	$15,571,942

Equity to assets	13.65%	13.69%
Tangible common equity to tangible assets	12.13%	12.17%

Recent Developments

Economic Environment

Our balance sheet, operating results and certain metrics during 2025 and the first quarter of 2026 reflected uncertainty around general economic, market and business conditions that we expect will remain uncertain for the remainder of 2026. The extent of the impacts of uncertain economic conditions on our financial performance during the remainder of 2026 will depend in part on developments outside of our control, including, among others, changes in political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, and a volatile economic forecast. These conditions, coupled with exposure to changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains within our business segments during the first quarter of 2026 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026.

Uncertainty of general economic, market and business conditions impacts our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs. Significant judgment is required to estimate the severity and duration of the current economic uncertainties, as well as its potential impact on borrower cash flow. While all industries could experience volatility and adverse impacts, certain of our loan portfolio industry sectors and subsectors, including office buildings, retail and auto note financing, have an increased level of risk given business and consumer sensitivity to interest rates and the size and permanence of tariffs. Refer to the discussions in the “Financial Condition – Loan Portfolio” and “Financial Condition – Allowance for Credit Losses” sections that follow for more details regarding the Bank’s loan portfolio and significant assumptions and estimates involved in estimating credit losses.

Historically, high-profile banking failures periodically increase market uncertainty and concerns associated with banking sector liquidity positions, increase regulatory scrutiny and underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2025, deposit costs remained elevated despite actions we took to reduce the interest paid on our interest-bearing deposits. Our cost of deposits decreased during the three months ended March 31, 2026, compared to the same period of 2025, as a result of the rate reductions since September 2025. Additionally, at March 31, 2026, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

We expect that overall deposit funding costs will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at March 31, 2026.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and the continued active management of deposits and related funding costs that persisted through 2025 and into the first quarter of 2026, to continue during the remainder of 2026.

Asset Valuation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K, at each reporting date between annual impairment tests, we consider potential indicators of impairment including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

Continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products have resulted in a challenging environment associated with the mortgage origination segment’s short- and long-term financial condition, resulting in variability in their operating results.

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

The eliminations of intercompany transactions are included in “All Other and Eliminations.” Additional information concerning our reportable business segments is presented in Note 22, “Segment and Related Information,” in the notes to our consolidated financial statements.

The following table presents certain information about the results of our reportable business segments (in thousands). This table serves as a basis for the discussion and analysis in the segment operating results sections that follow.

	Three Months Ended March 31,		Variance 2026 vs 2025
	2026	2025	Amount	Percent
Net interest income (expense):
Banking	$98,724	$90,550	$8,174	9
Broker-Dealer	11,892	11,568	324	3
Mortgage Origination	(927)	(1,397)	470	34
Corporate	1,429	(869)	2,298	264
All Other and Eliminations (1)	979	5,265	(4,286)	(81)
Hilltop Consolidated	$112,097	$105,117	$6,980	7

Provision for (reversal of) credit losses:
Banking	$1,759	$9,372	$(7,613)	(81)
Broker-Dealer	6	(34)	40	118
Mortgage Origination	—	—	—	—
Corporate	—	—	—	—
All Other and Eliminations	—	—	—	—
Hilltop Consolidated	$1,765	$9,338	$(7,573)	(81)

Noninterest income:
Banking	$11,081	$10,810	$271	3
Broker-Dealer	104,175	96,937	7,238	7
Mortgage Origination	72,969	67,775	5,194	8
Corporate	1,429	43,379	(41,950)	(97)
All Other and Eliminations (1)	(1,239)	(5,561)	4,322	78
Hilltop Consolidated	$188,415	$213,340	$(24,925)	(12)

Noninterest expense:
Banking	$60,984	$51,930	$9,054	17
Broker-Dealer	101,285	99,323	1,962	2
Mortgage Origination	74,401	74,660	(259)	(0)
Corporate	11,893	25,891	(13,998)	(54)
All Other and Eliminations	(260)	(331)	71	21
Hilltop Consolidated	$248,303	$251,473	$(3,170)	(1)

Income (loss) before taxes:
Banking	$47,062	$40,058	$7,004	17
Broker-Dealer	14,776	9,216	5,560	60
Mortgage Origination	(2,359)	(8,282)	5,923	72
Corporate	(9,035)	16,619	(25,654)	(154)
All Other and Eliminations	—	35	(35)	(100)
Hilltop Consolidated	$50,444	$57,646	$(7,202)	(12)
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $112.1 million in net interest income during the three months ended March 31, 2026, compared with net interest income of $105.1 million during the three months ended March 31, 2025. The change in reportable business segment net interest income during the three months ended March 31, 2026, compared with the same period in 2025, primarily reflected improvements within the banking segment and corporate.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $66.5 million and $55.3 million in principal transactions, commissions and fees and $36.9 million and $36.6 million in investment banking, advisory and administrative fees during the three months ended March 31, 2026 and 2025, respectively.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the three months ended March 31, 2026 and 2025, we generated $72.9 million and $67.7 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $188.4 million and $213.3 million in noninterest income during the three months ended March 31, 2026 and 2025, respectively. The decrease in noninterest income during the three months ended March 31, 2026, compared to the same period in 2025, was predominantly attributable, as noted in the segment results table previously presented, primarily due to a decrease in pre-tax gains associated with merchant bank equity investment activity within corporate, partially offset by increased noninterest income within our broker-dealer segment from principal transactions, commissions and fees and within our mortgage origination segment from net gains from sale of loans.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended March 31, 2026 was $37.8 million, or $0.64 per diluted share, compared to $42.1 million, or $0.65 per diluted share, during the three months ended March 31, 2025. Hilltop’s financial results during the three months ended March 31, 2026, compared with three months ended March 31, 2025, are discussed in more detail below and within the respective “Banking Segment,” “Broker-Dealer Segment,” “Mortgage Origination Segment” and “Corporate” segment results sections that follow.

Certain items included in net income for the three months ended March 31, 2026 and 2025 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended March 31, 2026 and 2025 included net accretion on earning assets and liabilities of $1.3 million and $1.1 million, respectively, and amortization of identifiable intangibles of $0.2 million and $0.3 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended March 31,
	2026	2025
Return on average stockholders' equity (1)	7.12%	7.82%
Return on average assets (2)	1.02%	1.13%
Net interest margin (3) (4)	3.13%	2.84%
Leverage ratio (5) (end of period)	12.82%	12.86%
Common equity Tier 1 risk-based capital ratio (6) (end of period)	19.08%	21.29%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 30 basis points and 25 basis points during the three months ended March 31, 2026 and 2025, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries, but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended March 31, 2026 and 2025, purchase accounting contributed 4 and 4 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.15% and 2.86%, respectively. The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $1.3 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively, associated with the Bank Transactions.

The table below provides additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended March 31,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$845,782	$12,353	5.84%	$709,094	$11,438	6.45%
Loans held for investment, gross (1)	8,297,552	117,733	5.75%	7,890,745	113,254	5.82%
Investment securities - taxable	2,529,893	26,919	4.26%	2,455,590	24,782	4.04%
Investment securities - non-taxable (2)	356,410	3,797	4.26%	321,128	3,253	4.05%
Federal funds sold and securities purchased under agreements to resell	87,371	963	4.47%	100,691	1,820	7.33%
Interest-bearing deposits in other financial institutions	857,761	7,541	3.57%	2,037,462	21,192	4.22%
Securities borrowed	1,435,543	14,203	3.96%	1,390,797	15,809	4.55%
Other	119,239	1,557	5.30%	117,155	1,891	6.55%
Interest-earning assets, gross (2)	14,529,551	185,066	5.17%	15,022,662	193,439	5.22%
Allowance for credit losses	(91,822)			(100,704)
Interest-earning assets, net	14,437,729			14,921,958
Noninterest-earning assets	1,003,519			1,012,700
Total assets	$15,441,248			$15,934,658

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,881,301	$48,325	2.49%	$8,186,423	$60,051	2.97%
Securities loaned	1,420,058	12,842	3.67%	1,381,819	14,736	4.33%
Notes payable and other borrowings	959,120	11,026	4.66%	1,065,835	12,895	4.91%
Total interest-bearing liabilities	10,260,479	72,193	2.85%	10,634,077	87,682	3.34%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,728,216			2,696,247
Other liabilities	267,998			391,617
Total liabilities	13,256,693			13,721,941
Stockholders’ equity	2,155,173			2,184,937
Noncontrolling interest	29,382			27,780
Total liabilities and stockholders' equity	$15,441,248			$15,934,658

Net interest income (2)		$112,873			$105,757
Net interest spread (2)			2.32%			1.88%
Net interest margin (2)			3.15%			2.86%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.8 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

On a consolidated basis, the change in net interest income during the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to decreased costs of deposits from rate decreases, partially offset by decreased loans held for investment yield and interest-bearing deposits in other institutions yields from rate decreases. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended March 31, 2026, the provision for credit losses was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment since the prior quarter. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended March 31, 2026, compared with the same period in 2025, primarily due to the recognition within corporate of a pre-tax gain of $27.8 million associated with the sale of operations by a merchant bank equity investment in the first quarter of 2025, partially offset by net increases within the broker-dealer segment’s fixed income services, wealth management and structured finance business lines and an increase in net gains from sale of loans within our mortgage origination segment.

Noninterest expense decreased during the three months ended March 31, 2026, compared with the same period in 2025, primarily due to a net decrease in employees’ compensation and benefits within corporate associated with the sale of a merchant bank equity investment in the first quarter of 2025, partially offset by an increase within our broker-dealer segment associated with increases in employees’ compensation and benefits. During 2025 and through the first quarter of 2026, we continued to experience increases in certain noninterest expenses, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue during the remainder of 2026.

Effective income tax rates during the three months ended March 31, 2026 and 2025 were 22.6% and 22.7%, respectively. During each of the three months ended March 31, 2026 and 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended March 31,		Variance
	2026	2025	2026 vs 2025
Net interest income	$98,724	$90,550	$8,174
Provision for credit losses	1,759	9,372	(7,613)
Noninterest income	11,081	10,810	271
Noninterest expense	60,984	51,930	9,054
Income before income taxes	$47,062	$40,058	$7,004

The increase in income before income taxes during the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to an increase in net interest income and a decrease in the provision for credit losses, partially offset by an increase in noninterest expense. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment's overall deposit costs decreased during the first quarter of 2026, primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate towards the end of 2025. We are continuing to actively manage our overall deposit costs and will continue to seek opportunities to further lower interest-bearing deposit rates if they present themselves. Future decisions on the costs of deposits will be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended March 31,
	2026	2025
Efficiency ratio (1)	55.54%	51.23%
Return on average assets (2)	1.17%	0.96%
Net interest margin (3)	3.38%	2.97%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.22)%	(0.23)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended March 31, 2026 and 2025, purchase accounting contributed 5 and 3 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.39% and 2.97%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The table below provides additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended March 31,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$—	$—	—%	$16,639	$396	9.52%
Loans held for investment, gross (1)	7,987,132	112,222	5.70%	7,586,154	107,809	5.76%
Subsidiary warehouse lines of credit	833,009	13,000	6.24%	704,040	12,297	6.99%
Investment securities - taxable	2,059,329	16,166	3.14%	2,016,842	16,036	3.18%
Investment securities - non-taxable (2)	107,830	969	3.60%	107,232	921	3.44%
Federal funds sold and securities purchased under agreements to resell	72,953	717	3.99%	46,782	537	4.65%
Interest-bearing deposits in other financial institutions	748,835	6,932	3.75%	1,850,400	20,301	4.45%
Other	39,237	377	3.89%	39,100	399	4.14%
Interest-earning assets, gross (2)	11,848,325	150,383	5.15%	12,367,189	158,696	5.20%
Allowance for credit losses	(91,730)			(100,640)
Interest-earning assets, net	11,756,595			12,266,549
Noninterest-earning assets	743,214			750,476
Total assets	$12,499,809			$13,017,025

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,971,190	$50,249	2.56%	$8,157,118	$65,585	3.26%
Notes payable and other borrowings	192,826	1,229	2.58%	373,408	2,410	2.62%
Total interest-bearing liabilities	8,164,016	51,478	2.56%	8,530,526	67,995	3.23%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,855,015			2,903,705
Other liabilities	89,441			96,281
Total liabilities	11,108,472			11,530,512
Stockholders’ equity	1,391,337			1,486,513
Total liabilities and stockholders’ equity	$12,499,809			$13,017,025

Net interest income (2)		$98,905			$90,701
Net interest spread (2)			2.59%			1.97%
Net interest margin (2)			3.39%			2.97%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

	Three Months Ended March 31,
	2026 vs. 2025
	Change Due To (1)
	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$(391)	$(5)	$(396)
Loans held for investment, gross (2)	5,695	(1,282)	4,413
Subsidiary warehouse lines of credit (3)	2,223	(1,520)	703
Investment securities - taxable	333	(203)	130
Investment securities - non-taxable (4)	5	43	48
Federal funds sold and securities purchased under agreements to resell	300	(120)	180
Interest-bearing deposits in other financial institutions	(12,087)	(1,282)	(13,369)
Other	1	(23)	(22)
Total interest income (4)	(3,921)	(4,392)	(8,313)

Interest expense
Deposits	$(1,495)	$(13,841)	$(15,336)
Notes payable and other borrowings	(1,167)	(14)	(1,181)
Total interest expense	(2,662)	(13,855)	(16,517)

Net interest income (4)	$(1,259)	$9,463	$8,204
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included an increase of $0.2 million in accretion of discount on loans during the three months ended March 31, 2026, compared with the same period in 2025. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of March 31, 2026, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The increase in net interest income during the three months ended March 31, 2026, compared to the same period in 2025, as noted in the table above, was driven by decreased funding costs on our deposit products from rate decreases. This decrease was partially offset by lower earnings on interest‑earning assets due to reduced balances and lower yields and by increased interest income from loans held for investment reflecting higher loan volumes. The average rate paid on interest-bearing liabilities decreased 67 basis points from 3.23% for the three months ended March 31, 2025 to 2.56% for the three months ended March 31, 2026, while the average yield on interest-earning assets decreased 5 basis points from 5.20% for the three months ended March 31, 2025 to 5.15% for the three months ended March 31, 2026.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At March 31, 2026, approximately $501 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 18% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits decreased during the three months ended March 31, 2026, compared to the same period of 2025. We expect such costs during the remainder of 2026 will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At March 31, 2026, total estimated uninsured deposits were $5.9 billion, or approximately 56% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $640.8 million and internal accounts of $448.2 million, were $4.8 billion, or approximately 46% of total deposits.

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

The banking segment retained approximately $54.9 million and $62.5 million in mortgage loans originated by the mortgage origination segment during the three months ended March 31, 2026 and 2025, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. During the three months ended March 31, 2026, the provision for credit losses was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment since the prior quarter. The net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2026 included a provision for credit losses of $4.0 million, while collectively evaluated loans during the three months ended March 31, 2026 included a reversal of credit losses of $2.3 million. The change in the allowance for credit losses during the noted period also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The change in the allowance for credit losses during the three months ended March 31, 2026 was also impacted by net charge-offs of $4.3 million. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

During the three months ended March 31, 2025, the increase in the provision for credit losses was primarily driven by a build in the allowance related to loan portfolio changes and specific reserves, including changes in loan mix and risk rating grade migration, partially offset by net charge-offs and changes in the U.S. economic outlook associated with collectively evaluated loans within the banking segment since the prior quarter. The net impact to the allowance of changes associated with collectively and individually evaluated loans during the three months ended March 31, 2025 included a provision for credit losses of $7.7 million and $1.7 million, respectively. The change in the allowance for credit losses during the noted period also reflected other factors including, but not limited to, loan growth, loan mix and changes in risk grades and qualitative factors from the prior quarter. The change in the allowance for credit losses during the three months ended March 31, 2025 was also impacted by net charge-offs of $4.3 million.

The banking segment’s noninterest income increased slightly during the three months ended March 31, 2026, compared to the same period in 2025.

The banking segment’s noninterest expense increased during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increases in professional fees, employees’ compensation and benefits and occupancy and equipment expenses. The increase in professional fees during 2026, compared to the same period in 2025, was driven by the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended March 31,		Variance
	2026	2025	2026 vs 2025
Net interest income:
Wealth management:
Securities lending	$1,361	$1,073	$288
Clearing services	2,306	2,545	(239)
Structured finance	2,731	2,662	69
Fixed income services	136	(168)	304
Other	5,358	5,456	(98)
Total net interest income	11,892	11,568	324
Noninterest income:
Principal transactions, commissions and fees by business line (1) (2):
Fixed income services (3)	13,432	8,842	4,590
Wealth management:
Retail	24,212	22,454	1,758
Clearing services	8,836	9,043	(207)
Structured finance (3)	20,257	18,978	1,279
Other	468	879	(411)
	67,205	60,196	7,009
Investment banking, advisory and administrative fees by business line (1):
Public finance services	23,597	25,389	(1,792)
Fixed income services	457	96	361
Wealth management:
Retail	11,448	9,998	1,450
Clearing services	714	538	176
Structured finance	597	603	(6)
Other	107	97	10
	36,920	36,721	199

Other (1):	50	20	30
Total noninterest income	104,175	96,937	7,238
Net revenue (4)	116,067	108,505	7,562
Noninterest expense:
Variable compensation (5)	36,469	33,283	3,186
Non-variable compensation and benefits	34,803	34,781	22
Segment operating costs (6)	30,019	31,225	(1,206)
Total noninterest expense	101,291	99,289	2,002

Income before income taxes	$14,776	$9,216	$5,560
(1)	During the fourth quarter of 2025, certain financial statement line items within the noninterest income section of the consolidated income statement were reclassified to better align disclosures to business activities. These reclassifications were applied retrospectively to all prior periods presented. Total noninterest income did not change as a result of these reclassifications.
(2)	Principal transactions, commissions and fees includes income from FDIC sweep investments with the banking segment of $0.7 million and $4.9 million during the three months ended March 31, 2026 and 2025, respectively, that is eliminated in consolidation.
(3)	Noted balances during the prior period include certain reclassifications to conform to current period presentation.
(4)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(5)	Variable compensation represents performance-based commissions and incentives.
(6)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increases in net revenue and income before income taxes for the three months ended March 31, 2026, compared with the same period in 2025, were primarily due to improved revenues within the fixed income services, wealth management and structured finance business lines. These increases were offset by a decrease in the public finance services business line. The increase in the fixed income business line’s net revenues was due primarily to improved revenue earned from sales activities in both taxable and municipal capital markets divisions. The increase in the wealth management business line’s net revenue was driven by an increase in asset management fees revenues generated from customer assets under management and earnings on over-the-counter securities transactions. The increase in the structured finance business line’s net revenues was primarily due to an increase in commissions earned on the sale of agricultural insurance products and commodities transactions offset by a decrease in housing revenue period over period. The decrease in the public finance services business lines was due to a decrease in advisory fees. Income before income taxes for the three months ended March 31, 2026 was impacted by the increases in net revenue as described above and a net increase in noninterest expense.

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

Noninterest income increased during the three months ended March 31, 2026, compared with the same period in 2025, primarily due to increases in principal transactions, commissions and fees and investment banking, advisory and administrative fees.

Principal transactions, commissions and fees increased during the three months ended March 31, 2026, compared with the same period in 2025, primarily due to increases in commodities and over-the-counter sales commissions. This increase was offset by the overall decrease in revenue from trading activities within our fixed income services business line due to a volatile market.

Investment banking advisory and administrative fees increased during the three and three months ended March 31, 2026, compared with the same period in 2025, primarily due to increases in fees earned from managed assets offset by a decrease in fees earned from public finance advisory services.

The increase in noninterest expense during the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to increases in commissions, which was in line with the increase in commissions revenue earned period over period. The increase in variable compensation expense was partially offset by decreases in occupancy and general operating expenses.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended March 31,
	2026	2025
Total compensation as a % of net revenue (1)	61.4%	62.7%
Pre-tax margin (2)	12.7%	8.5%
FDIC insured program balances at the Bank (end of period)	$100,403	$571,730
Other FDIC insured program balances (end of period)	$1,696,080	$1,270,734
Customer funds on deposit, including short credits (end of period)	$207,264	$221,519

Public finance services:
Number of issues (3)	190	188
Aggregate amount of offerings (3)	$16,361,191	$13,927,701

Structured finance:
Lock production/TBA volume	$1,473,358	$811,901

Fixed income services:
Total volumes	$36,725,707	$47,450,311
Net inventory (end of period)	$634,730	$583,275

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)	88	91
Independent registered representatives (end of period)	148	164
Correspondents (end of period)	93	96
Correspondent receivables (end of period)	$108,688	$103,515
Customer margin balances (end of period)	$248,489	$219,965

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)	$1,451,564	$1,419,089
Interest-bearing liabilities - stock loaned (end of period)	$1,435,409	$1,401,595
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during the prior period include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended March 31,		Variance
	2026	2025	2026 vs 2025
Net interest expense	$(927)	$(1,397)	$470
Noninterest income	72,969	67,775	5,194
Noninterest expense	74,401	74,660	(259)
Loss before income taxes	$(2,359)	$(8,282)	$5,923

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from home purchases during the spring and summer months to varying degrees, when more people tend to move and buy or sell homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, an increase in average mortgage rates since 2022 have negatively impacted home purchase volume through the first quarter of 2026. The effect of this trend was compounded by periods of broader economic uncertainty during that time. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from home purchases and refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2025 and through the first quarter of 2026, certain events initially triggered as early as 2022 have continued to challenge total mortgage market origination volumes because of their effect on the broader economy. These factors include higher average interest rates during this period when compared to the average of the three years prior to 2023, actions and communications by the Federal Reserve and ongoing geopolitical events. Specifically, actions taken by the United States government during the first half of 2025 to increase tariffs on foreign imports and reciprocal tariffs imposed by multiple foreign trading partners on United States exports, the enactment of comprehensive tax and spending bill and international armed conflicts have compounded economic uncertainty. These events have adversely impacted the willingness and ability of some mortgage origination segment’s customers to conduct mortgage transactions. While prolonged shortages of home inventories have shown some improvement during 2025 and the first quarter of 2026, affordability challenges, in addition to uncertainties about the economy, continue to negatively impact customers’ abilities to purchase homes. During the first quarter of 2026, average mortgage interest rates decreased compared to the first quarter of 2025. Between September 2025 and December 2025, the Federal Reserve reduced the target range for the federal funds rate by a cumulative 75 basis points to 3.5% - 3.75%. Following these rate reductions, mortgage interest rates declined slightly, which had a modest positive impact on loan origination volumes during the first quarter of 2026. We expect loan production during the second quarter of 2026 to improve primarily due to seasonally higher home purchase activity.

PrimeLending continues to evaluate its cost structure to address the current mortgage environment and we believe that ongoing cost-saving initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. Due to conditions and challenges discussed in detail within this section of segment results, the mortgage origination segment experienced operating losses during the three months ended March 31, 2026 and 2025. In light of current macroeconomic challenges in the mortgage industry, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s leverage ratio is below 6% (the “GNMA leverage ratio”). If this occurs, certain additional financial reporting submissions are required. During the first, third and fourth quarters of 2025, the operating loss ratios were below the 20% threshold, while during the second quarter of 2025, PrimeLending reported a HUD operating gain. During the first quarter of 2026, the operating loss ratio was below the 20% threshold at 3.3%. During 2025, PrimeLending received capital infusions from its parent company, PlainsCapital Bank, totaling $25 million and the GNMA leverage ratios remained above the required 6% during each quarter of 2025. During the first quarter of 2026, the GNMA leverage ratio remained above the required 6% at 7.3%. Any trends requiring notification to GNMA and HUD are formally reported to those entities. While no capital infusions were received during the first quarter of 2026, capital infusions are possible in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During each quarter of 2025 and the first quarter of 2026, the capital ratio, including the 2025 capital infusions previously noted, exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30%, but is only considered if a company has four consecutive quarterly losses. As of March 31, 2026, PrimeLending was not subject to this performance threshold since the Company reported an operating gain during the second quarter of 2025. Any trends requiring notification to FNMA and FHLMC are formally reported to those entities.

The loss before income taxes decreased during the three months ended March 31, 2026, compared with the same period in 2025. The decrease was primarily the result of an increase in noninterest income.

Average interest rates during the first quarter of 2026 experienced a decline from the 2025 annual average rates. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2026, as compared to 2025, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the three months ended March 31, 2026, funded volume through ABAs was approximately 9% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to increase to approximately 12% of loan volume of the mortgage origination segment during the remainder of 2026.

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

	Three Months Ended March 31,
	2026		2025
		% of		% of	Variance
	Amount	Total	Amount	Total	2026 vs 2025
Mortgage Loan Originations - units	5,889		5,373		516

Mortgage Loan Originations - volume:
Conventional	$1,133,424	55.87%	$965,203	55.40%	$168,221
Government	439,988	21.69%	401,187	23.03%	38,801
Jumbo	156,656	7.72%	118,092	6.78%	38,564
Other	298,658	14.72%	257,859	14.79%	40,799
	$2,028,726	100.00%	$1,742,341	100.00%	$286,385

Home purchases	$1,428,157	70.40%	$1,528,560	87.73%	$(100,403)
Refinancings	600,569	29.60%	213,781	12.27%	386,788
	$2,028,726	100.00%	$1,742,341	100.00%	$286,385

Texas	$516,495	25.46%	$548,610	31.49%	$(32,115)
California	173,588	8.56%	136,394	7.83%	37,194
South Carolina	139,148	6.86%	96,877	5.56%	42,271
Arizona	88,021	4.34%	59,758	3.43%	28,263
Missouri	87,213	4.30%	65,180	3.74%	22,033
Florida	84,488	4.16%	73,348	4.21%	11,140
Ohio	74,294	3.66%	56,050	3.22%	18,244
New York	73,562	3.63%	66,602	3.82%	6,960
Washington	67,816	3.34%	47,147	2.71%	20,669
Massachusetts	55,987	2.76%	24,047	1.38%	31,940
All other states	668,114	32.93%	568,328	32.61%	99,786
	$2,028,726	100.00%	$1,742,341	100.00%	$286,385

Mortgage Loan Sales - volume:
Third parties	$1,966,074	97.28%	$1,682,048	96.42%	$284,026
Banking segment	54,944	2.72%	62,507	3.58%	(7,563)
	$2,021,018	100.00%	$1,744,555	100.00%	$276,463

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

The mortgage origination segment’s total loan origination volume increased 16.4% during the three months ended March 31, 2026, compared to the same period in 2025, while the loss before income taxes decreased 71.5% during the same period. The decrease in loss before income taxes during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase in net gains from sale of loans and a decrease in non-variable compensation and benefits. These positive changes were partially offset by an unfavorable change in the net fair value and related derivative activity associated with interest rate lock commitments, loans held for sale and an increase in variable compensation.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended March 31,
	2026	2025
Net gains from mortgage loan sales (basis points):
Loans sold to third parties (1)	248	222
Broker fee income (2)	13	10
Impact of loans retained by banking segment	(7)	(8)
As reported	254	224
Variable compensation as a percentage of total compensation	52.1%	46.6%
Mortgage servicing rights asset ($000's) (end of period) (3)	$20,045	$6,903
(1)	Net gains from mortgage loans sold to third parties reflects provisions for anticipated indemnification claims and penalties for early payoff of loans which had the effect of lowering such net gains from mortgage loans sold to third parties by 7 basis points and 17 basis points during the three months ended March 31, 2026 and 2025, respectively.
(2)	Broker fee income is earned by the mortgage origination segment for facilitating mortgage loan transactions between PrimeLending customers and third-party mortgage lenders when the requested loan products are not offered by PrimeLending.
(3)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit with the Bank, and related intercompany financing costs. Net interest expense decreased during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a decline in the negative net interest margin.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2026	2025	2026 vs 2025
Net gains from sale of loans	$51,319	$38,996	$12,323
Mortgage loan origination fees and other related income	21,915	22,451	(536)
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(1,044)	5,616	(6,660)
Mortgage servicing rights asset	(824)	(258)	(566)
Servicing fees	1,603	970	633
Total noninterest income	$72,969	$67,775	$5,194

Net gains from sale of loans increased 31.6%, while total loans sales volume increased 15.8% during the three months ended March 31, 2026, compared with the same period in 2025. During the three months ended March 31, 2026, the increase in net gains from sales of loans was the result of a higher average loan sale volume in addition to the increase in the mortgage loan sale volume.

Mortgage loan origination fees decreased 2.4% during the three months ended March 31, 2026, compared with the same period in 2025. The decrease in average mortgage loan origination fees was almost entirely offset by an increase in loan origination volume during the three months ended March 31, 2026, compared to the same period in 2025.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended March 31, 2026 and 2025 were $54.9 million and $62.5 million, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The decrease in net fair value of IRLCs and loans held for sale during the three months ended March 31, 2026, was primarily the result of a decrease in the average value of individual IRLCs and loans held for sale during the period. This decrease was partially offset by a $0.8 million positive fair value adjustment to approximately $20 million of loans held for sale that cannot be sold through normal sale channels or are non-performing. The sale of these loans is expected to close during the second quarter of 2026.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three months ended March 31, 2026, PrimeLending retained servicing on approximately 7% of loans sold, compared with approximately 6% of loans sold during the same period in 2025. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. During the three months ended March 31, 2026 and 2025, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $0.8 million and $0.3 million, respectively.

During the three months ended March 31, 2025, the mortgage origination segment expensed $0.8 million for amounts paid to the purchasers of MSR assets for loans included in a 2024 sale which prepaid within a defined period of time outlined in the sale agreements. At March 31, 2025, the mortgage origination segment serviced approximately $477 million of loan volume, valued at $6.9 million. As of March 31, 2026, the mortgage origination segment serviced approximately $1.3 billion of loan volume, valued at $20.2 million. PrimeLending does not currently expect the level of MSR assets to be significant in the short-term.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended March 31,		Variance
	2026	2025	2026 vs 2025
Variable compensation	$28,723	$24,832	$3,891
Non-variable compensation and benefits	26,364	28,507	(2,143)
Segment operating costs	16,900	17,868	(968)
Lender paid closing costs	1,669	2,500	(831)
Servicing expense	745	953	(208)
Total noninterest expense	$74,401	$74,660	$(259)

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

While total loan origination volume increased 16.4% during the three months ended March 31, 2026, compared to the same period in 2025, the aggregate non-variable compensation and benefits of the mortgage origination segment decreased 7.5% during the same period. The decrease in non-variable compensation during the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to a decrease in salaries associated with reduction in underwriting and loan fulfillment, operations and corporate headcount during 2025 as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. In addition, during the three months ended March 31, 2026, compared to the same period in 2025, segment operating costs decreased slightly.

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

Between January 1, 2017 and March 31, 2026, the mortgage origination segment sold mortgage loans totaling $128.2 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2017, it does not anticipate experiencing significant losses in the future on loans originated prior to 2017 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2017 and March 31, 2026 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$255,594	0.20%	$—	—%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	238,337	0.19%	28,030	0.02%
	$493,931	0.39%	$28,030	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the first quarter of 2026 and 2025, there were no adjustments made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At March 31, 2026 and December 31, 2025, the mortgage origination segment’s total indemnification liability reserve totaled $6.6 million and $6.9 million, respectively. The related provision for indemnification losses was $0.8 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended March 31,		Variance
	2026	2025	2026 vs 2025
Net interest income (expense)	$1,429	$(869)	$2,298
Noninterest income	1,429	43,379	(41,950)
Noninterest expense	11,893	25,891	(13,998)
Income (loss) before income taxes	$(9,035)	$16,619	$(25,654)

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, industrial equipment manufacturing, industrial and mechanical construction, and aerospace and defense manufacturing, with an aggregate carrying value of approximately $90 million at March 31, 2026.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three months ended March 31, 2026 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended March 31, 2026 and 2025 included recurring quarterly interest expense of $2.4 million on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes”). Interest expense during the three months ended March 31, 2025 also included interest expense of $0.6 million and $0.7 million on our outstanding senior notes due 2025 that were redeemed on January 15, 2025 and on our outstanding $50 million aggregate principle amount of subordinated notes due 2030 that were redeemed on May 15, 2025, respectively. Interest expense during the three months ended March 31, 2026 and 2025 was $2.4 million and $3.7 million, respectively.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activities within our merchant bank subsidiary. During the three months ended March 31, 2025, noninterest income was significantly comprised of a pre-tax gain associated with the Company’s aggregate interest in Moser Holdings, LLC and reported primarily as a component of other noninterest income within the consolidated statements of operations.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended March 31, 2026, compared to the same period in 2025, the decrease in noninterest expenses was primarily driven by variable compensation associated with the sale of a merchant bank equity investment during the first quarter of 2025 and other changes associated with employees’ compensation and benefits.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at March 31, 2026, as compared with December 31, 2025.

Securities Portfolio

At March 31, 2026, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	March 31,	December 31,
	2026	2025
Trading securities, at fair value
U.S. Treasury securities	$—	$123
U.S. government agencies:
Bonds	42,055	37,222
Residential mortgage-backed securities	76,355	152,343
Collateralized mortgage obligations	144,065	58,611
Corporate debt securities	70,904	41,136
States and political subdivisions	332,750	295,615
Private-label securitized product	6,304	9,547
Other	25,673	22,811
	698,106	617,408
Securities available for sale, at fair value
U.S. Treasury securities	4,975	4,943
U.S. government agencies:
Bonds	83,308	81,207
Residential mortgage-backed securities	367,905	391,060
Commercial mortgage-backed securities	255,651	240,336
Collateralized mortgage obligations	664,845	680,525
Corporate debt securities	63,013	61,992
States and political subdivisions	29,973	30,985
	1,469,670	1,491,048
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	297,284	265,349
Commercial mortgage-backed securities	116,228	122,636
Collateralized mortgage obligations	265,162	262,203
States and political subdivisions	80,954	78,141
	759,628	728,329

Equity securities, at fair value	238	265
Total securities portfolio	$2,927,642	$2,837,050

We had net unrealized losses of $68.3 million and $63.0 million at March 31, 2026 and December 31, 2025, respectively, related to the available for sale investment portfolio, and net unrealized losses of $57.1 million and $53.4 million at March 31, 2026 and December 31, 2025, respectively, associated with the securities held to maturity portfolio.

Equity securities included net unrealized gains of $0.2 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At March 31, 2026, the banking segment’s securities portfolio of $2.2 billion was comprised of trading securities of $30 thousand, available for sale securities of $1.4 billion, held to maturity securities of $759.6 million and equity securities of $0.2 million, in addition to $10.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $698.1 million at March 31, 2026. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $63.3 million at March 31, 2026.

Corporate

At March 31, 2026, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $63.0 million and other assets of $7.5 million within the consolidated balance sheet.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at March 31, 2026. In addition, as of March 31, 2026, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at March 31, 2026.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	March 31,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$2,150,000	$2,121,087
Owner occupied	1,541,449	1,533,173
Commercial and industrial	1,512,453	1,526,467
Construction and land development	962,626	894,011
1-4 family residential	1,876,028	1,861,654
Consumer	30,105	31,027
Broker-dealer	361,012	344,533
Loans held for investment, gross	8,433,673	8,311,952
Allowance for credit losses	(88,997)	(91,537)
Loans held for investment, net of allowance	$8,344,676	$8,220,415

Banking Segment

The loan portfolio constitutes the primary earning asset of the banking segment and typically offers the best alternative for obtaining the maximum interest spread above the banking segment’s cost of funds. The overall economic strength of the banking segment generally parallels the quality and yield of its loan portfolio.

As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” set forth in Part II, Item 7 of our 2025 Form 10-K and further within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” below, the banking segment’s credit policies emphasize strong underwriting and governance standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate potential losses.

To manage the credit risks associated with its loan portfolio, management may, depending upon current or anticipated economic conditions and related exposures, apply enhanced risk management measures to loans through analysis of a specific borrower’s financial condition, including cash flow, collateral values, and guarantees, among other credit factors.

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.8 billion and $8.8 billion at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $782.7 million was drawn. At December 31, 2025, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at March 31, 2026, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of March 31, 2026 (in thousands). There have not been changes in the real estate loan portfolio since December 31, 2025 that would significantly impact the banking segment’s geographic loan concentration risk.

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$181,993	$216,702	$13,794	$14,730	$29,625	$7,365	$67,789	$5,663	$537,661
Retail	157,386	94,717	21,458	34,703	17,885	11,029	34,522	11,180	382,880
Hotel/Motel	57,092	12,165	27,897	16,497	77	—	14,204	13,312	141,244
Multifamily	146,623	5,977	37,579	44,632	503	1,527	93,789	23,640	354,270
Industrial	216,481	66,896	6,639	4,449	7,654	2,896	15,577	4,943	325,535
All other	122,461	66,451	26,877	8,114	31,239	55,519	79,883	17,866	408,410
	$882,036	$462,908	$134,244	$123,125	$86,983	$78,336	$305,764	$76,604	$2,150,000
Owner occupied:
Office	$150,531	$81,315	$29,461	$15,861	$29,282	$11,158	$20,713	$2,648	$340,969
Retail	18,422	14,492	1,714	950	1,499	1,069	5,293	886	44,325
Industrial	216,827	47,811	40,703	11,978	20,755	6,918	33,128	67,809	445,929
All other	335,268	105,809	62,804	15,607	45,343	24,822	99,232	21,341	710,226
	$721,048	$249,427	$134,682	$44,396	$96,879	$43,967	$158,366	$92,684	$1,541,449
Total commercial real estate loans	$1,603,084	$712,335	$268,926	$167,521	$183,862	$122,303	$464,130	$169,288	$3,691,449

At March 31, 2026, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 45.7%, 23.2% and 11.9%, respectively, of the banking segment’s total loans held for investment at March 31, 2026. The banking segment’s loan concentrations were within regulatory guidelines at March 31, 2026.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At March 31, 2026, the Bank’s energy loan exposure was approximately $119 million of loans held for investment with unfunded commitment balances of approximately $30 million. The allowance for credit losses on the Bank’s energy portfolio was $1.3 million, or 1.1% of loans held for investment at March 31, 2026.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	March 31, 2026
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$1,161,821	$776,951	$211,228	$—	$2,150,000
Owner occupied	473,887	719,840	339,676	8,046	1,541,449
Commercial and industrial	1,945,329	284,605	72,060	—	2,301,994
Construction and land development	828,277	116,756	16,849	744	962,626
1-4 family residential	257,833	772,933	196,537	648,725	1,876,028
Consumer	19,721	10,144	240	—	30,105
Total	$4,686,868	$2,681,229	$836,590	$657,515	$8,862,202

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
March 31, 2026	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$589,965	$398,214	$988,179
Owner occupied	704,043	363,519	1,067,562
Commercial and industrial	245,347	111,318	356,665
Construction and land development	50,281	84,068	134,349
1-4 family residential	838,582	779,613	1,618,195
Consumer	9,687	697	10,384
Total	$2,437,905	$1,737,429	$4,175,334

In the table above, floating interest rate loans totaling $89.9 million as of March 31, 2026 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $361.0 million and $344.5 million at March 31, 2026 and December 31, 2025, respectively. This increase from December 31, 2025 to March 31, 2026 was primarily attributable to an increase of $15.1 million, or 6%, in receivables from customer margin accounts.

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

	March 31,	December 31,
	2026	2025
Loans held for sale:
Unpaid principal balance	$729,495	$870,130
Fair value adjustment	6,208	16,025
	$735,703	$886,155
IRLCs:
Unpaid principal balance	$629,457	$456,734
Fair value adjustment	7,163	5,997
	$636,620	$462,731

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at March 31, 2026 and December 31, 2025 were $1.0 billion and $1.0 billion, respectively, while the related estimated fair values were $6.3 million and ($1.9) million, respectively.

Allowance for Credit Losses on Loans

For additional information regarding the allowance for credit losses, refer to the section captioned “Critical Accounting Estimates” set forth in Part II, Item 7 of our 2025 Form 10-K.

Loans Held for Investment

The Bank has lending policies in place with the goal of establishing an asset portfolio that will provide a return on stockholders’ equity sufficient to maintain capital to assets ratios that meet or exceed established regulations. Loans are underwritten with careful consideration of the borrower’s financial condition, the specific purpose of the loan, the primary sources of repayment and any collateral pledged to secure the loan. As discussed in more detail within the section captioned “Financial Condition – Allowance for Credit Losses on Loans” set forth in Part II, Item 7 of our 2025 Form 10-K, the Bank’s underwriting procedures address financial components based on the size and complexity of the credit, while the Bank’s loan policy provides specific underwriting guidelines by portfolio segment, including commercial and industrial, real estate, construction and land development, and consumer loans.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of March 31, 2026, we utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in March 2026. During our previous quarterly macroeconomic assessment as of December 31, 2025, we utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in December 2025. Management determined it appropriate to utilize the baseline macroeconomic scenario as of March 31, 2026 given the ongoing resilience of the U.S. economy despite the weakening of the job market and the potential impact of international armed conflicts and tariffs best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast and based on the single macroeconomic scenario selected for respective period, to determine our best estimate of expected credit losses.

		As of
		March 31,	December 31,	September 30,	June 30,	March 31,
		2026	2025	2025	2025	2025
GDP growth rates:
	Q1 2025					1.2%
	Q2 2025				1.9%	1.1%
	Q3 2025			1.8%	0.6%	1.1%
	Q4 2025		0.3%	0.8%	1.4%	0.8%
	Q1 2026	3.4%	2.5%	1.4%	1.5%	0.8%
	Q2 2026	2.7%	2.2%	1.6%	1.4%	1.4%
	Q3 2026	2.1%	2.0%	1.6%	1.5%	1.9%
	Q4 2026	1.6%	1.9%	1.6%	1.7%
	Q1 2027	1.5%	1.7%	1.7%
	Q2 2027	1.7%	1.8%
	Q3 2027	1.7%

Unemployment rates:
	Q1 2025					4.1%
	Q2 2025				4.2%	4.2%
	Q3 2025			4.4%	4.3%	4.6%
	Q4 2025		4.3%	4.4%	4.3%	5.0%
	Q1 2026	4.5%	4.5%	4.4%	4.5%	5.3%
	Q2 2026	4.5%	4.6%	4.6%	4.7%	5.5%
	Q3 2026	4.5%	4.8%	4.7%	4.8%	5.4%
	Q4 2026	4.5%	4.8%	4.8%	4.8%
	Q1 2027	4.5%	4.7%	4.7%
	Q2 2027	4.5%	4.7%
	Q3 2027	4.5%

Since December 31, 2025, we updated our U.S. economic outlook to reflect our expectations of a period of moderate economic growth as tariffs and higher energy prices weigh on the economy. Economic activity rebounded in the first quarter following a weak fourth quarter during 2025. Job growth remained slow, while the unemployment rate remained relatively stable at 4.3% in the first quarter of 2026. The Federal Reserve has paused rate cuts as inflation remains above target.

As of March 31, 2026, our U.S. economic forecast assumes the economic impact of international armed conflicts are not expected to have a prolonged effect on U.S. economic conditions. The changes in real GDP on an annual average basis are 2.8% in 2026 and 1.8% in 2027. The unemployment rate is expected to remain stable at 4.5% throughout 2026 as slower growth in the labor force offsets weaker job growth. Monetary policy eases, and the Federal Reserve lowers the federal funds rate to 3.1% by year end 2026. International armed conflicts and trade policy changes add uncertainty to the outlook.

During the three months ended March 31, 2026, the provision for credit losses was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment since the prior quarter. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three months ended March 31, 2026 included a provision for credit losses of $4.0 million, while collectively evaluated loans during the three months ended March 31, 2026 included a reversal of credit losses of $2.3 million. The change in the allowance for credit losses during the noted period was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The change in the allowance during the three months ended March 31, 2026 was also impacted by net charge-offs of $4.3 million.

As noted above, the combined net impact to the allowance of changes associated with individually and collectively evaluated loans have resulted in a net decrease in the allowance at March 31, 2026, compared to December 31, 2025. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-

dealer segment and banking segment mortgage warehouse lending programs, was 1.14% and 1.19% as of March 31, 2026 and December 31, 2025, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at March 31, 2026, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic forecast could adversely impact borrower cash flows and result in increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors have an increased level of risk, including real estate collateralized by office buildings, retail and auto note financing.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

cv
			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
March 31, 2026	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$2,150,000	$22,303	1.04%
Owner occupied (2)	1,541,449	33,880	2.20%
Commercial and industrial (3)	1,260,776	21,807	1.73%
Construction and land development (4)	962,626	6,342	0.66%
Total commercial loans	5,914,851	84,332	1.43%

1-4 family residential	1,876,028	4,156	0.22%
Consumer	30,105	350	1.16%
Total retail loans	1,906,133	4,506	0.24%

Total commercial and retail loans	7,820,984	88,838	1.14%

Broker-dealer	361,012	32	0.01%
Mortgage warehouse lending	251,677	127	0.05%
Total loans held for investment	$8,433,673	$88,997	1.06%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At March 31, 2026, the office, retail and hotel/motel loans held for investment balances of approximately $538 million, $383 million and $141 million, respectively, had an allowance for credit losses of approximately $8 million, $3 million and $2 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.5%, 0.7% and 1.3%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At March 31, 2026, the industrial and office loans held for investment balances of approximately $446 million and $341 million, respectively, had an allowance for credit losses of approximately $9 million and $7 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.9% and 2.1%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At March 31, 2026, the auto note financing loans held for investment balance of approximately $46 million had an allowance for credit losses of approximately $1 million, and an allowance for credit losses as a percentage of total loans held for investment of 2.0%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At March 31, 2026, the retail and office loans held for investment balances of approximately $90 million and $32 million, respectively, had an allowance for credit losses of approximately $0.2 million and $0.5 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 0.2% and 1.5%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of March 31, 2026, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts of tariffs on the economy will be less than expected and the economic impact from international armed conflicts recede faster than expected. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow to 4.6% in the second quarter of 2026, 3.2% in the third quarter of 2026, 3.0% in the fourth quarter of 2026, and 3.1% in the first quarter of 2027. Average unemployment rates are expected to decline to 4.0% by the second quarter of 2026 and to 3.5% by the first quarter of 2027 before reverting to historical data. Rates remain higher than in the baseline forecast due to stronger growth and slightly higher inflation, and the federal funds rate is lowered to 3.2% by the fourth quarter of 2026.

Compared to our economic forecast, the downside scenario assumes the economic impact of tariffs and international armed conflicts is worse than expected. The combination of rising oil prices, tariffs and rising inflation causes the economy to fall into recession in the second quarter of 2026. Real GDP is expected to decrease to 3.5% in the second quarter of 2026, 3.1% in the third quarter of 2026, and 3.9% in the fourth quarter of 2026. Average unemployment rates are expected to increase to 8.0% by the fourth quarter of 2026 and to 8.5% by the second quarter of 2027 and then revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 2.5% target by the fourth quarter of 2026.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $11 million or a weighted average expected loss rate of 1.0% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $59 million or a weighted average expected loss rate of 1.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Three Months Ended March 31,
	2026	2025
Loans Held for Investment:
Balance, beginning of period	$91,537	$101,116
Provision for credit losses	1,765	9,338
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—
Owner occupied	—	8
Commercial and industrial	344	121
Construction and land development	—	—
1-4 family residential	56	8
Consumer	35	23
Broker-dealer	—	—
Total recoveries	435	160
Loans charged off:
Commercial real estate:
Non-owner occupied	—	918
Owner occupied	—	—
Commercial and industrial	4,300	3,432
Construction and land development	137	—
1-4 family residential	211	—
Consumer	92	67
Broker-dealer	—	—
Total charge-offs	4,740	4,417
Net charge-offs	(4,305)	(4,257)
Balance, end of period	$88,997	$106,197

Average loans held for investment for the period	$8,297,552	$7,890,745
Total loans held for investment (end of period)	$8,433,673	$7,966,777

Loans Held for Sale:
Average loans held for sale for the period	$845,782	$709,094
Total loans held for sale (end of period)	$807,745	$818,328

Selected Credit Metrics:
Net charge-offs to average total loans held for investment (1)	(0.21)%	(0.22)%
Non-accrual loans:
Loans held for investment (end of period)	$56,796	$77,014
Loans held for sale (end of period)	$4,210	$4,463
Non-accrual loans to total loans (end of period)	0.66%	0.93%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)	0.96%	1.21%
Total loans held for investment (end of period)	1.06%	1.33%
Total non-accrual loans (end of period)	145.88%	130.34%
Non-accrual loans held for investment (end of period)	156.70%	137.89%
(1)	Net charge-offs to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following tables for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment increased by $7.8 million from December 31, 2025 to March 31, 2026. This increase was primarily due to increases in commercial real estate non-owner occupied loans and commercial real estate owner occupied loans, partially offset by a decrease in commercial industrial loans.

The following tables present additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended March 31, 2026	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$22,303	$—	$2,120,641	—%
Owner occupied	33,880	—	1,541,147	—%
Commercial and industrial	21,934	(3,956)	1,488,317	(1.08)%
Construction and land development	6,342	(137)	942,586	(0.06)%
1-4 Family Residential	4,156	(155)	1,865,372	(0.03)%
Consumer	350	(57)	28,890	(0.80)%
Broker-Dealer	32	—	310,599	—%
Total	$88,997	$(4,305)	$8,297,552	(0.21)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended March 31, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$34,703	$(918)	$1,944,242	(0.19)%
Owner occupied	35,370	8	1,443,166	0.00%
Commercial and industrial	23,350	(3,311)	1,465,173	(0.91)%
Construction and land development	7,291	—	884,952	—%
1-4 Family Residential	4,988	8	1,824,180	0.00%
Consumer	479	(44)	24,194	(0.73)%
Broker-Dealer	16	—	304,838	—%
Total	$106,197	$(4,257)	$7,890,745	(0.22)%

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

	March 31, 2026		December 31, 2025
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$22,303	25.49%	$24,265	25.52%
Owner occupied	33,880	18.28%	34,035	18.44%
Commercial and industrial	21,934	17.93%	21,280	18.36%
Construction and land development	6,342	11.41%	7,398	10.76%
1-4 family residential	4,156	22.25%	4,136	22.40%
Consumer	350	0.36%	397	0.37%
Broker-dealer	32	4.28%	26	4.15%
Total	$88,997	100.00%	$91,537	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
Commercial real estate:
Non-owner occupied	$22,303	$24,265	$28,716	$27,837	$34,703
Owner occupied	33,880	34,035	30,576	34,154	35,370
Commercial and industrial	21,934	21,280	22,752	23,015	23,350
Construction and land development	6,342	7,398	7,356	7,341	7,291
1-4 family residential	4,156	4,136	5,201	5,057	4,988
Consumer	350	397	438	538	479
Broker-dealer	32	26	129	19	16
	$88,997	$91,537	$95,168	$97,961	$106,197

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$9,402	$7,918
Other noninterest expense	(1,164)	35
Balance, end of period	$8,238	$7,953

During the three months ended March 31, 2026, the decrease in the reserve for unfunded commitments was primarily due to decreases in commitment balances and expected loss rates. During the three months ended March 31, 2025, the increase in the reserve for unfunded commitments was primarily due to increases in commitment balances.

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

At March 31, 2026, we had $146.8 million of potential problem loans, compared to $124.9 million at December 31, 2025. Our potential problem loans designated as substandard accrual at March 31, 2026 and December 31, 2025, totaled $133.8 million and $124.9 million, respectively. The increase from December 31, 2025 to March 31, 2026 was primarily attributable to increases in commercial real estate non-owner occupied loans and commercial and industrial loans, partially offset by a decrease in construction and land development loans. Of the $133.8 million of potential problem loans designated as substandard accrual at March 31, 2026, $42.3 million, $38.1 million and $37.7 million were associated with commercial real estate owner occupied loans, commercial and industrial loans and commercial real estate non-owner occupied loans, respectively, compared to $42.2 million, $32.9 million and $32.1 million, respectively, at December 31, 2025.

Potential problem loans designated as special mention comprised of five credit relationships totaling $12.9 million at March 31, 2026, while at December 31, 2025 there were no potential problem loans designated as special mention.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	March 31,	December 31,
	2026	2025	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$15,288	$3,873	$11,415
Owner occupied	10,218	5,617	4,601
Commercial and industrial	22,237	28,581	(6,344)
Construction and land development	844	1,010	(166)
1-4 family residential	12,419	14,367	(1,948)
Consumer	—	—	—
Broker-dealer	—	—	—
Non-accrual loans	$61,006	$53,448	$7,558

Non-accrual loans as a percentage of total loans	0.66%	0.58%	0.08%

Other real estate owned	$8,473	$8,020	$453

Other repossessed assets	$—	$—	$—

Non-performing assets	$69,479	$61,468	$8,011

Non-performing assets as a percentage of total assets	0.44%	0.39%	0.05%

Loans past due 90 days or more and still accruing	$40,155	$33,811	$6,344

At March 31, 2026, non-accrual loans included 27 commercial and industrial relationships with loans secured by notes receivable, accounts receivable, inventory and equipment. Commercial and industrial non-accrual loans decreased by $6.3 million from December 31, 2025 to March 31, 2026. Non-accrual loans at March 31, 2026 also included $4.2 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2025, non-accrual loans included 29 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and inventory. Non-accrual loans at December 31, 2025 also included $4.4 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) increased from December 31, 2025 to March 31, 2026, primarily due to additions totaling $1.2 million, partially offset by disposals and valuation adjustments totaling $0.7 million. At both March 31, 2026 and December 31, 2025, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended March 31, 2026 was 2.56%, compared to 2.80% during the three months ended December 31, 2025 and 3.26% during the three months ended March 31, 2025.

Given the cumulative 175-basis point decrease in interest rates since September 2024 and current deposit levels, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 74%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 58%. We expect that the Bank’s cost related to interest-bearing deposits during 2026 to continue to be driven by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Three Months Ended March 31,
	2026		2025
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,728,216	0.00%	$2,696,247	0.00%
Interest-bearing deposits:
Demand	6,504,653	2.40%	6,717,906	2.86%
Savings	225,803	0.89%	229,378	1.00%
Time	1,150,845	3.31%	1,239,139	3.94%
	7,881,301	2.49%	8,186,423	2.97%
Total deposits	$10,609,517	1.85%	$10,882,670	2.24%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at March 31, 2026, compared with approximately $15 million at December 31, 2025. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At March 31, 2026, total estimated uninsured deposits were $5.9 billion, or approximately 56% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $640.8 million and internal accounts of $448.2 million, were $4.8 billion, or approximately 46% of total deposits. Total estimated uninsured deposits were $5.9 billion, or approximately 54% of total deposits, as of December 31, 2025.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of March 31, 2026 (in thousands).

Months to maturity:
3 months or less	$142,798
3 months to 6 months	75,149
6 months to 12 months	66,899
Over 12 months	53,762
$338,608

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	March 31, 2026		December 31, 2025
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$990,807	3.95%	$676,882	4.16%
Notes payable	148,645	6.43%	148,587	6.68%
	$1,139,452	4.34%	$825,469	4.63%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The increase in short-term borrowings at March 31, 2026, compared with December 31, 2025, primarily reflected increases in securities sold under agreements to repurchase, short-term bank loans and commercial paper by the broker-dealer segment and federal funds purchased by the banking segment. Notes payable at March 31, 2026 and December 31, 2025 was comprised of the 2035 Subordinated Notes, net of origination fees.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At March 31, 2026, Hilltop had $322.0 million in cash and cash equivalents, an increase of $109.3 million from $212.7 million at December 31, 2025. This increase in cash and cash equivalents was primarily due to the receipt of $192.0 million of dividends from subsidiaries, partially offset by cash outflows from $47.5 million in stock repurchases, $11.8 million in cash dividends declared and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Economic Environment

As previously discussed, operational and financial headwinds during 2025 and the first quarter of 2026 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026. The extent of the impact of uncertain economic conditions on our financial performance during the remainder of 2026, will depend in part on developments outside of our control, including, among others, changes in the political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. These conditions, coupled with exposure to changes in funding costs, inflationary pressures, and international armed conflicts and their impact on supply chains have had and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026. We will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On April 23, 2026, our board of directors declared a quarterly cash dividend of $0.20 per common share, payable on May 22, 2026 to all common stockholders of record as of the close of business on May 8, 2026.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we are authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the three months ended March 31, 2026, Hilltop paid $47.5 million to repurchase an aggregate of 1,238,216 shares of our common stock at an average price of $38.40 per share pursuant to the stock repurchase program.

Our share repurchases in excess of issuance may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During 2026, an excise tax of $0.4 million on net share repurchases was accrued and recorded to additional paid-in capital on the consolidated balance sheets. While we may complete transactions subject to the excise tax, we do not expect the tax to have a material impact to our financial condition or results of operations.

Subordinated Notes due 2035

On May 7, 2020, we completed a public offering of $150 million aggregate principal amount of 2035 Subordinated Notes with a scheduled maturity on May 15, 2035, respectively. The price to the public for the 2035 Subordinated Notes was 100% of the principal amount of the 2035 Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $2.5 million, were $147.5 million.

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

The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At March 31, 2026, $150.0 million of our 2035 Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at March 31, 2026 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital
			Requirements Including	To Be Well
	March 31, 2026		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,169,969	9.54%	4.0%	5.0%
Hilltop	1,954,818	12.82%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,169,969	12.71%	7.0%	6.5%
Hilltop	1,954,818	19.08%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,169,969	12.71%	8.5%	8.0%
Hilltop	1,954,818	19.08%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,267,171	13.77%	10.5%	10.0%
Hilltop	2,202,053	21.50%	10.5%	N/A

We discuss regulatory capital requirements in more detail in Note 16 to our consolidated financial statements, as well as under the caption “Government Supervision and Regulation — Corporate — Capital Adequacy Requirements and BASEL III” set forth in Part I, Item 1, of our 2025 Form 10-K.

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

	March 31,	December 31,
	2026	2025
FHLB capacity	$4,384	$4,352
Investment portfolio (available)	1,162	1,003
Fed deposits (excess daily requirements)	686	1,013
	$6,232	$6,368

During the first quarter of 2026, our overall deposit costs decreased, primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate towards the end of 2025. We are continuing to actively manage our overall deposit costs and will continue to seek opportunities to further lower interest-bearing deposit rates as they present themselves. Future decisions on the cost of deposits will continue to be influenced by various factors including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. At March 31, 2026, the Bank also accessed and included approximately $100 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop, Hilltop Securities and PrimeLending, collectively accounted for 16.48% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and PrimeLending, collectively accounted for 10.04% of the Bank’s total deposits at March 31, 2026. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers finance their assets and operations primarily from their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables, subject to their respective compliance with broker-dealer net capital and customer protection rules. At March 31, 2026, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $150.0 million. At March 31, 2026, Hilltop Securities had $32.0 million in outstanding borrowings under its credit arrangements and had no outstanding borrowings under its credit facilities. The weighted average interest rate on its borrowings at March 31, 2026 was 4.78%.

Hilltop Securities uses the net proceeds (after deducting related issuance expenses) from the sale of two commercial paper programs for general corporate purposes, including working capital and the funding of a portion of its securities inventories. The commercial paper notes (“CP Notes”) may be issued with maturities of 14 days to 270 days from the date of issuance. The CP Notes are issued under two separate programs, Series 2019-2 CP Notes and Series 2024-1 CP Notes, in maximum aggregate amounts of $200 million and $300 million, respectively. The CP Notes are not redeemable prior to maturity or subject to voluntary prepayment and do not bear interest, but are sold at a discount to par. The CP Notes are secured by a pledge of collateral owned by Hilltop Securities.

As of March 31, 2026, the weighted average maturity of the CP Notes was 157 days at a rate of 4.97% with a weighted average remaining life of 73 days. At March 31, 2026, the aggregate amount outstanding under these secured arrangements was $269.4 million, which was collateralized by securities held for Hilltop Securities accounts valued at $295.3 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $748.5 million was drawn at March 31, 2026. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at March 31, 2026.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At March 31, 2026, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $34.2 million.

Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees

Since December 31, 2025, there have been no material changes in other material contractual obligations disclosed within the section captioned “Other Material Contractual Obligations, Off-Balance Sheet Arrangements, Commitments and Guarantees” set forth in Part II, Item 7 of our 2025 Form 10-K.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at March 31, 2026 and outstanding financial and performance standby letters of credit of $144.3 million at March 31, 2026.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. Inflationary pressures have moderated in recent periods with the inflation rate coming down from its peak with the expectation that there will be continued moderation of inflation during the remainder of 2026. However, the impact and timing of tariffs and changes in trade policy add uncertainty to the inflation outlook. Furthermore, a prolonged period of inflation has, and could continue to cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Critical Accounting Estimates

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Actual amounts and values as of the balance sheet dates may be materially different than the amounts and values reported due to the inherent uncertainty in the estimation process. Also, future amounts and values could differ materially from those estimates due to changes in values and circumstances after the balance sheet date. The critical accounting estimates which we believe to be the most critical in preparing our consolidated financial statements relate to allowance for credit losses and goodwill and identifiable intangible assets. Since December 31, 2025, there have been no changes in critical accounting estimates as further described under “Critical Accounting Estimates” in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of March 31, 2026 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2025 Form 10-K, except as discussed below.

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

	March 31, 2026
	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,716,409	$1,460,865	$1,592,559	$658,074	$419,233	$8,847,140
Securities	366,018	217,712	503,336	385,293	826,334	2,298,693
Federal funds sold and securities purchased under agreements to resell	722,017	—	—	—	—	722,017
Other interest sensitive assets	14,397	—	—	—	29,929	44,326
Total interest sensitive assets	5,818,841	1,678,577	2,095,895	1,043,367	1,275,496	11,912,176

Interest sensitive liabilities:
Interest bearing checking	$6,420,665	$—	$—	$—	$—	$6,420,665
Savings	229,988	—	—	—	—	229,988
Time deposits	575,402	465,132	94,426	12,037	78	1,147,075
Notes payable and other borrowings	325,047	147	529	812	4,467	331,002
Total interest sensitive liabilities	7,551,102	465,279	94,955	12,849	4,545	8,128,730

Interest sensitivity gap	$(1,732,261)	$1,213,298	$2,000,940	$1,030,518	$1,270,951	$3,783,446

Cumulative interest sensitivity gap	$(1,732,261)	$(518,963)	$1,481,977	$2,512,495	$3,783,446

Percentage of cumulative gap to total interest sensitive assets	(14.54)%	(4.36)%	12.44%	21.09%	31.76%

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

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
March 31, 2026
	+200	$22,196	5.13%	$168,004	9.74%
	+100	$11,160	2.58%	$93,763	5.44%
	-50	$(1,937)	(0.45)%	$(61,031)	(3.54)%
	-100	$(1,059)	(0.24)%	$(139,611)	(8.10)%
	-200	$5,489	1.27%	$(348,371)	(20.20)%
December 31, 2025
	+200	$30,469	6.90%	$166,983	8.96%
	+100	$15,371	3.48%	$93,199	5.00%
	-50	$(4,202)	(0.95)%	$(71,006)	(3.81)%
	-100	$(5,876)	(1.33)%	$(159,611)	(8.56)%
	-200	$(1,513)	(0.34)%	$(391,594)	(21.01)%

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

	March 31, 2026
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$9,735	$35,293	$56,790	$230,827	$332,645
U.S. government and government agency obligations	7,366	(4,453)	1,225	203,175	207,313
Corporate obligations	37,144	16,917	3,513	12,025	69,599
Total debt securities	54,245	47,757	61,528	446,027	609,557
Corporate equity securities	19	—	—	—	19
Other	25,154	—	—	—	25,154
	$79,418	$47,757	$61,528	$446,027	$634,730

Weighted average yield
Municipal obligations	4.11%	4.01%	3.62%	4.86%	4.54%
U.S. government and government agency obligations	3.30%	3.87%	4.43%	6.33%	5.66%
Corporate obligations	1.59%	4.54%	6.61%	5.47%	3.77%

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

Consolidated

At March 31, 2026, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $150 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
March 31, 2026
	+200	$30,815	6.73%
	+100	$15,441	3.37%
	-50	$(5,788)	(1.26)%
	-100	$(10,772)	(2.35)%
	-200	$(15,297)	(3.34)%
December 31, 2025
	+200	$39,702	8.45%
	+100	$19,958	4.25%
	-50	$(8,485)	(1.81)%
	-100	$(16,910)	(3.60)%
	-200	$(25,981)	(5.53)%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of material pending legal proceedings, see the discussion set forth under the heading “Legal Matters” in Note 13 to our Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed under “Item 1A. Risk Factors” of our 2025 Form 10-K. For additional information concerning our risk factors, please refer to “Item 1A. Risk Factors” of our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2026	—	$—	—	$125,000,000
February 1 - February 28, 2026	776,944	38.82	776,944	94,842,776
March 1 - March 31, 2026	461,272	37.63	461,272	77,482,835
Total	1,238,216	$38.38	1,238,216
(1)	In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we are authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

None of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the three months ended March 31, 2026.

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

HILLTOP HOLDINGS INC.

Date: April 24, 2026	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)