Form 10-Q
period 2026-06-30
Hilltop Holdings Inc.
filed 2026-07-24
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant's common stock outstanding at July 23, 2026 was 57,286,417.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$750,508	$1,231,944
Federal funds sold	650	650
Assets segregated for regulatory purposes	17,827	20,211
Securities purchased under agreements to resell	112,496	55,977
Securities:
Trading, at fair value	674,054	617,408
Available for sale, at fair value, net (amortized cost of $1,519,183 and $1,554,096, respectively)	1,450,592	1,491,048
Held to maturity, at amortized cost, net (fair value of $686,724 and $674,890, respectively)	745,175	728,329
Equity, at fair value	287	265
	2,870,108	2,837,050

Loans held for sale	1,004,118	950,142
Loans held for investment, net of unearned income	8,672,927	8,311,952
Allowance for credit losses	(84,856)	(91,537)
Loans held for investment, net	8,588,071	8,220,415

Broker-dealer and clearing organization receivables	1,714,179	1,588,882
Premises and equipment, net	131,099	132,820
Operating lease right-of-use assets	88,325	83,757
Mortgage servicing rights	22,755	17,491
Other assets	428,111	432,603
Goodwill	267,447	267,447
Other intangible assets, net	5,125	5,605
Total assets	$16,000,819	$15,844,994

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,744,425	$2,831,919
Interest-bearing	7,769,628	8,046,161
Total deposits	10,514,053	10,878,080

Broker-dealer and clearing organization payables	1,524,115	1,518,503
Short-term borrowings	1,243,214	676,882
Securities sold, not yet purchased, at fair value	90,264	37,955
Notes payable	148,703	148,587
Operating lease liabilities	104,410	100,155
Other liabilities	219,764	287,226
Total liabilities	13,844,523	13,647,388
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 57,284,453 and 59,540,484 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	573	595
Additional paid-in capital	936,525	973,072
Accumulated other comprehensive loss	(81,006)	(79,877)
Retained earnings	1,270,141	1,274,611
Total Hilltop stockholders' equity	2,126,233	2,168,401
Noncontrolling interests	30,063	29,205
Total stockholders' equity	2,156,296	2,197,606
Total liabilities and stockholders' equity	$16,000,819	$15,844,994

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$134,532	$131,793	$264,618	$256,485
Securities borrowed	15,340	20,544	29,543	36,353
Securities:
Taxable	28,359	25,811	55,278	50,593
Tax-exempt	3,358	3,087	6,379	5,700
Other	7,457	15,946	17,518	40,849
Total interest income	189,046	197,181	373,336	389,980

Interest expense:
Deposits	45,285	57,056	93,610	117,107
Securities loaned	13,774	17,662	26,616	32,398
Short-term borrowings	10,441	7,694	18,028	15,797
Notes payable	2,361	3,106	4,716	6,759
Other	1,334	989	2,418	2,128
Total interest expense	73,195	86,507	145,388	174,189

Net interest income	115,851	110,674	227,948	215,791
Provision for (reversal of) credit losses	(974)	(7,340)	791	1,998
Net interest income after provision for (reversal of) credit losses	116,825	118,014	227,157	213,793

Noninterest income:
Net gains from sale of loans and other mortgage production income	48,583	51,945	99,555	97,226
Mortgage loan origination fees	30,294	28,738	52,204	51,189
Principal transactions, commissions and fees	64,197	47,856	130,731	103,169
Investment banking, advisory and administrative fees	44,200	43,730	81,120	80,358
Other	12,684	20,365	24,763	74,032
Total noninterest income	199,958	192,634	388,373	405,974

Noninterest expense:
Employees' compensation and benefits	179,896	176,410	348,858	352,650
Occupancy and equipment, net	19,427	21,064	39,256	40,846
Professional services	12,647	10,820	23,892	14,934
Other	54,766	52,882	103,033	104,219
Total noninterest expense	266,736	261,176	515,039	512,649

Income before income taxes	50,047	49,472	100,491	107,118
Income tax expense	12,092	11,583	23,517	24,697
Net income	37,955	37,889	76,974	82,421
Less: Net income attributable to noncontrolling interest	1,433	1,816	2,616	4,232
Income attributable to Hilltop	$36,522	$36,073	$74,358	$78,189

Earnings per common share:
Basic	$0.63	$0.57	$1.27	$1.22
Diluted	$0.63	$0.57	$1.27	$1.22

Weighted average share information:
Basic	57,856	63,637	58,487	64,122
Diluted	57,950	63,638	58,575	64,124

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$37,955	$37,889	$76,974	$82,421
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $82, $(324), $91 and $(789), respectively	278	(1,105)	309	(2,687)
Net unrealized gains (losses) on securities available for sale, net taxes of $(42), $1,633, $(1,239) and $4,989, respectively	(140)	5,717	(4,224)	16,858
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net taxes of $357, $388, $826 and $774, respectively	1,204	1,294	2,786	2,578
Comprehensive income	39,297	43,795	75,845	99,170
Less: comprehensive income attributable to noncontrolling interest	1,433	1,816	2,616	4,232

Comprehensive income applicable to Hilltop	$37,864	$41,979	$73,229	$94,938

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Total
			Additional	Other		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity	Interest	Equity
Balance, March 31, 2025	64,154	$642	$1,037,138	$(100,654)	$1,262,586	$2,199,712	$29,110	$2,228,822
Net income	—	—	—	—	36,073	36,073	1,816	37,889
Other comprehensive income	—	—	—	5,906	—	5,906	—	5,906
Stock-based compensation expense	—	—	3,858	—	—	3,858	—	3,858
Common stock issued to board members	3	—	75	—	—	75	—	75
Issuance of common stock related to share-based awards, net	2	—	(21)	—	—	(21)	—	(21)
Repurchases of common stock, inclusive of taxes	(1,158)	(12)	(18,576)	—	(16,848)	(35,436)	—	(35,436)
Dividends on common stock ($0.18 per share)	—	—	—	—	(11,525)	(11,525)	—	(11,525)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(2,723)	(2,723)
Balance, June 30, 2025	63,001	$630	$1,022,474	$(94,748)	$1,270,286	$2,198,642	$28,203	$2,226,845

Balance, March 31, 2026	58,530	$585	$953,176	$(82,348)	$1,272,618	$2,144,031	$29,693	$2,173,724
Net income	—	—	—	—	36,522	36,522	1,433	37,955
Other comprehensive income	—	—	—	1,342	—	1,342	—	1,342
Stock-based compensation expense	—	—	3,426	—	—	3,426	—	3,426
Common stock issued to board members	1	—	27	—	—	27	—	27
Issuance of common stock related to share-based awards, net	3	—	(41)	—	—	(41)	—	(41)
Repurchases of common stock, inclusive of taxes	(1,250)	(12)	(20,063)	—	(27,372)	(47,447)	—	(47,447)
Dividends on common stock ($0.20 per share)	—	—	—	—	(11,627)	(11,627)	—	(11,627)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(1,063)	(1,063)
Balance, June 30, 2026	57,284	$573	$936,525	$(81,006)	$1,270,141	$2,126,233	$30,063	$2,156,296

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Total
			Additional	Other		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity	Interest	Equity
Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$2,189,965	$28,347	$2,218,312
Net income	—	—	—	—	78,189	78,189	4,232	82,421
Other comprehensive income	—	—	—	16,749	—	16,749	—	16,749
Stock-based compensation expense	—	—	7,467	—	—	7,467	—	7,467
Common stock issued to board members	7	—	196	—	—	196	—	196
Issuance of common stock related to share-based awards, net	230	2	(2,036)	—	—	(2,034)	—	(2,034)
Repurchases of common stock, inclusive of taxes	(2,204)	(22)	(35,372)	—	(33,322)	(68,716)	—	(68,716)
Dividends on common stock ($0.36 per share)	—	—	—	—	(23,174)	(23,174)	—	(23,174)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(4,376)	(4,376)
Balance, June 30, 2025	63,001	$630	$1,022,474	$(94,748)	$1,270,286	$2,198,642	$28,203	$2,226,845

Balance, December 31, 2025	59,540	$595	$973,072	$(79,877)	$1,274,611	$2,168,401	$29,205	$2,197,606
Net income	—	—	—	—	74,358	74,358	2,616	76,974
Other comprehensive loss	—	—	—	(1,129)	—	(1,129)	—	(1,129)
Stock-based compensation expense	—	—	6,042	—	—	6,042	—	6,042
Common stock issued to board members	2	—	55	—	—	55	—	55
Issuance of common stock related to share-based awards, net	230	2	(2,708)	—	—	(2,706)	—	(2,706)
Repurchases of common stock, inclusive of taxes	(2,488)	(24)	(39,936)	—	(55,387)	(95,347)	—	(95,347)
Dividends on common stock ($0.40 per share)	—	—	—	—	(23,441)	(23,441)	—	(23,441)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(1,758)	(1,758)
Balance, June 30, 2026	57,284	$573	$936,525	$(81,006)	$1,270,141	$2,126,233	$30,063	$2,156,296

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$76,974	$82,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	791	1,998
Depreciation, amortization and accretion, net	3,752	9,034
Equity in earnings of merchant banking subsidiaries	140	(38,715)
Deferred income taxes	6,787	1,437
Other, net	6,581	7,176
Net change in securities purchased under agreements to resell	(56,519)	(5,150)
Net change in trading securities	(56,646)	(68,611)
Net change in broker-dealer and clearing organization receivables	(187,105)	17,016
Net change in other assets	3,609	(7,176)
Net change in broker-dealer and clearing organization payables	1,019	72,849
Net change in other liabilities	(77,108)	(84,180)
Net change in securities sold, not yet purchased	52,309	2,532
Proceeds from sale of mortgage servicing rights asset	48	—
Change in valuation of mortgage servicing rights asset	462	950
Net gains from sales of loans	(99,555)	(97,226)
Loans originated for sale	(4,890,640)	(4,884,155)
Proceeds from loans sold	4,930,366	4,761,039
Net cash used in operating activities	(284,735)	(228,761)
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	62,074	52,612
Proceeds from sales, maturities and principal reductions of securities available for sale	130,984	135,940
Proceeds from sales of equity securities	—	1,475
Purchases of securities held to maturity	(75,844)	(83,639)
Purchases of securities available for sale	(95,968)	(114,497)
Net change in loans held for investment	(304,750)	(155,667)
Purchases of premises and equipment and other assets	(11,993)	(757)
Proceeds from sales and distributions of premises and equipment and other assets	7,175	68,673
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(36)	(1,656)
Net cash used in investing activities	(288,358)	(97,516)
Financing Activities
Net change in deposits	(359,434)	(616,833)
Net change in short-term borrowings	574,224	(115,907)
Proceeds from long-term borrowings	469,803	555,941
Payments on long-term borrowings	(477,606)	(739,143)
Payments to repurchase common stock	(94,521)	(68,196)
Dividends paid on common stock	(23,441)	(23,174)
Net cash distributed to noncontrolling interest	(1,758)	(4,376)
Other, net	2,006	(2,329)
Net cash provided by (used in) financing activities	89,273	(1,014,017)

Net change in cash, cash equivalents and restricted cash	(483,820)	(1,340,294)
Cash, cash equivalents and restricted cash, beginning of period	1,252,805	2,370,590
Cash, cash equivalents and restricted cash, end of period	$768,985	$1,030,296

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$750,508	$982,488
Federal funds sold	650	650
Assets segregated for regulatory purposes	17,827	47,158
Total cash, cash equivalents and restricted cash	$768,985	$1,030,296
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$146,259	$177,550
Cash paid for income taxes, net of refunds	$20,716	$28,973
Supplemental Schedule of Non-Cash Activities
Non-cash distributions from merchant banking investments	$—	$9,521
Conversion of loans to other real estate owned	$1,158	$7,216
Additions to mortgage servicing rights	$5,774	$3,114

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In November 2025, the FASB issued ASU 2025-08, to eliminate Day 1 credit loss expense on certain purchased seasoned loans which are acquired more than 90 days post origination or acquired in a business combination. The Company adopted the provisions of the amendments as of July 1, 2026, on a prospective basis. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

In April 2026, the FASB issued ASU 2026-01, to add guidance to issuers on initial measurement for paid-in-kind dividends on equity-classified preferred stock. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The amendment may be applied on a

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

prospective or modified retrospective basis. The Company does not expect the future adoption of this amendment to have a material impact on its future consolidated statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At June 30, 2026 and December 31, 2025, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $901.7 million and $886.2 million, respectively, and the unpaid principal balance of those loans was $886.1 million and $870.1 million, respectively. The interest component of loans held for sale is reported as interest income on loans in the accompanying consolidated statements of operations, while the fair value component for changes related to interest rate movements is reported in net gains from sale of loans and other production income within noninterest income in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2026	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,058	$664,996	$—	$674,054
Available for sale securities	—	1,385,372	65,220	1,450,592
Equity securities	287	—	—	287
Loans held for sale	—	875,214	26,460	901,674
Derivative assets	—	49,844	—	49,844
MSR asset	—	—	22,755	22,755
Equity investments	—	—	19,477	19,477
Securities sold, not yet purchased	77,097	13,167	—	90,264
Derivative liabilities	—	15,642	—	15,642

	Level 1	Level 2	Level 3	Total
December 31, 2025	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,915	$608,493	$—	$617,408
Available for sale securities	—	1,429,056	61,992	1,491,048
Equity securities	265	—	—	265
Loans held for sale	—	847,289	38,866	886,155
Derivative assets	—	45,403	—	45,403
MSR asset	—	—	17,491	17,491
Equity investments	—	—	18,774	18,774
Securities sold, not yet purchased	29,390	8,565	—	37,955
Derivative liabilities	—	14,005	—	14,005

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three Months Ended June 30, 2026
Available for sale securities	$63,013	$—	$—	$—	$1,553	$654	$65,220
Loans held for sale	41,660	7,049	(21,030)	—	(1,219)	—	26,460
MSR asset	20,045	3,227	(48)	—	(469)	—	22,755
Equity investments	19,494	—	—	—	(17)	—	19,477
Total	$144,212	$10,276	$(21,078)	$—	$(152)	$654	$133,912

Six Months Ended June 30, 2026
Available for sale securities	$61,992	$—	$—	$—	$3,251	$(23)	$65,220
Loans held for sale	38,866	15,550	(24,973)	—	(2,983)	—	26,460
MSR asset	17,491	5,774	(48)	—	(462)	—	22,755
Equity investments	18,774	—	—	—	703	—	19,477
Total	$137,123	$21,324	$(25,021)	$—	$509	$(23)	$133,912

Three Months Ended June 30, 2025
Trading securities	$666	$2,333	$(2,776)	$—	$(223)	$—	$—
Available for sale securities	30,554	—	—	—	928	437	31,919
Loans held for sale	45,360	5,497	(4,860)	—	(985)	—	45,012
MSR asset	6,903	1,348	—	—	(364)	—	7,887
Equity investments	21,260	—	(19,540)	—	2,727	—	4,447
Total	$104,743	$9,178	$(27,176)	$—	$2,083	$437	$89,265

Six Months Ended June 30, 2025
Trading securities	$3,330	$2,970	$(6,218)	$—	$(82)	$—	$—
Available for sale securities	29,816	—	—	—	1,666	437	31,919
Loans held for sale	48,657	9,903	(11,594)	—	(1,954)	—	45,012
MSR asset	5,723	3,114	—	—	(950)	—	7,887
Equity investments	22,015	—	(26,988)	—	9,420	—	4,447
Total	$109,541	$15,987	$(44,800)	$—	$8,100	$437	$89,265

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at June 30, 2026.

For material Level 3 financial instruments measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows.

			June 30, 2026
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Available for sale securities	Discounted cash flow	Discount rate	$34,714	13.75	-	18.38%
	Recent transaction	Recent transaction	30,506

Loans held for sale	Market comparable	Projected price	26,460	78	-	95%	(92%)

MSR asset	Discounted cash flow	Constant prepayment rate	22,755			13.36%
		Discount rate				11.56%

Equity investments	Market comparable	Market multiple	3,745			14.0x
	Discounted cash flow	Discount rate				12.00%
	Discounted cash flow	Discount rate	1,752			15.50%
	Market calibration	Market adjustment				10.00%
	Recent transaction	Recent transaction	13,980

			December 31, 2025
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Available for sale securities	Discounted cash flow	Discount rate	$33,092	13.25	-	15.50%
	Recent transaction	Recent transaction	28,900

Loans held for sale	Market comparable	Projected price	38,866	78	-	94%	(90%)

MSR asset	Discounted cash flow	Constant prepayment rate	17,491			14.68%
		Discount rate				11.45%

Equity investments	Market comparable	Market multiple	3,802			14.5x
	Discounted cash flow	Discount rate				12.50%
	Discounted cash flow	Discount rate	1,372			14.50%
	Recent transaction	Recent transaction	13,600

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

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses) (1)	Income	Fair Value	(Losses) (1)	Income	Fair Value
Available for sale securities	$—	$(99)	$(99)	$—	$—	$—
Loans held for sale	9,335	—	9,335	5,601	—	5,601
MSR asset	(469)	—	(469)	(364)	—	(364)
Equity investments	—	(17)	(17)	—	2,727	2,727

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses) (1)	Income	Fair Value	(Losses) (1)	Income	Fair Value
Available for sale securities	$—	$(81)	$(81)	$—	$—	$—
Loans held for sale	(481)	—	(481)	12,640	—	12,640
MSR asset	(462)	—	(462)	(950)	—	(950)
Equity investments	—	703	703	—	2,972	2,972
(1)	Net gains (losses) related to changes in fair value of material instruments that are accounted for under the Fair Value Option are reported in the following line items of the consolidated statement of operations: Loans held for sale - Net gains from sale of loans and other production income, Loans held for investment - Loans, including fees and MSR asset – Net gains from sale of loans and other mortgage production income.

Financial Assets Measured at Fair Value on a Non-Recurring Basis

Real estate acquired through foreclosure (“OREO”) is recorded at the time of each property’s respective acquisition date using management’s estimate of fair value. The Company determines fair value primarily using independent appraisals of OREO properties, less estimated cost to sell. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The resulting fair value measurements are classified as Level 2 inputs. At June 30, 2026 and December 31, 2025, the estimated fair value of OREO was $7.5 million and $8.0 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded nominal losses during each of the three months ended June 30, 2026 and the three and six months ended June 30, 2025, and losses of $0.5 million during the six months ended June 30, 2026, which represented a change in fair value subsequent to initial recognition of the asset.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
June 30, 2026	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$751,158	$751,158	$—	$—	$751,158
Assets segregated for regulatory purposes	17,827	17,827	—	—	17,827
Securities purchased under agreements to resell	112,496	—	112,496	—	112,496
Held to maturity securities	745,175	—	686,724	—	686,724
Loans held for sale	102,444	—	27,823	77,782	105,605
Loans held for investment, net	8,588,071	—	406,341	8,303,439	8,709,780
Broker-dealer and clearing organization receivables	1,714,179	—	1,714,179	—	1,714,179
Other assets	71,893	—	71,893	—	71,893

Financial liabilities:
Deposits	10,514,053	—	10,507,154	—	10,507,154
Broker-dealer and clearing organization payables	1,524,115	—	1,524,115	—	1,524,115
Short-term borrowings	1,243,214	—	1,243,214	—	1,243,214
Notes payable	148,703	—	150,132	—	150,132
Other liabilities	6,706	—	6,706	—	6,706

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2025	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,232,594	$1,232,594	$—	$—	$1,232,594
Assets segregated for regulatory purposes	20,211	20,211	—	—	20,211
Securities purchased under agreements to resell	55,977	—	55,977	—	55,977
Held to maturity securities	728,329	—	674,890	—	674,890
Loans held for sale	63,987	—	19,251	46,298	65,549
Loans held for investment, net	8,220,415	—	344,533	8,048,167	8,392,700
Broker-dealer and clearing organization receivables	1,588,882	—	1,588,882	—	1,588,882
Other assets	70,079	—	70,079	—	70,079

Financial liabilities:
Deposits	10,878,080	—	10,871,788	—	10,871,788
Broker-dealer and clearing organization payables	1,518,503	—	1,518,503	—	1,518,503
Short-term borrowings	676,882	—	676,882	—	676,882
Notes payable	148,587	—	144,323	—	144,323
Other liabilities	7,489	—	7,489	—	7,489

The Company held equity investments other than securities of $17.9 million and $18.9 million at June 30, 2026 and December 31, 2025, respectively, which are included within other assets in the consolidated balance sheets. Of the $17.9 million of such equity investments held at June 30, 2026, $1.3 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,388	$1,958	$1,563	$1,979
Impairments and downward adjustments	(115)	(44)	(290)	(65)
Balance, end of period	$1,273	$1,914	$1,273	$1,914

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

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	June 30,	December 31,
	2026	2025
U.S. Treasury securities	$—	$123
U.S. government agencies:
Bonds	34,769	37,222
Residential mortgage-backed securities	101,106	152,343
Collateralized mortgage obligations	27,724	58,611
Other	9,267	—
Corporate debt securities	63,299	41,136
States and political subdivisions	384,132	295,615
Private-label securitized product	21,400	9,547
Other	32,357	22,811
Totals	$674,054	$617,408

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to deliver and purchase securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $90.3 million and $38.0 million at June 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
June 30, 2026	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$75,977	$62	$(467)	$75,572
Residential mortgage-backed securities	384,699	549	(23,790)	361,458
Commercial mortgage-backed securities	282,006	530	(3,609)	278,927
Collateralized mortgage obligations	677,810	225	(38,941)	639,094
Corporate debt securities (1)	66,015	340	(1,135)	65,220
States and political subdivisions	32,676	25	(2,380)	30,321
Totals	$1,519,183	$1,731	$(70,322)	$1,450,592

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses included fair value adjustments of $0.1 million and $0.1 million that were reported as a component of other noninterest income within the consolidated statements of operations for the three and six months ended June 30, 2026, respectively. All other unrealized gains and losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,998	$—	$(55)	$4,943
U.S. government agencies:
Bonds	81,418	138	(349)	81,207
Residential mortgage-backed securities	411,571	1,553	(22,064)	391,060
Commercial mortgage-backed securities	243,888	830	(4,382)	240,336
Collateralized mortgage obligations	716,201	917	(36,593)	680,525
Corporate debt securities	62,683	613	(1,304)	61,992
States and political subdivisions	33,337	39	(2,391)	30,985
Totals	$1,554,096	$4,090	$(67,138)	$1,491,048

	Held to Maturity
	Amortized	Unrealized	Unrealized
June 30, 2026	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$288,824	$161	$(20,586)	$268,399
Commercial mortgage-backed securities	105,606	109	(6,045)	99,670
Collateralized mortgage obligations	270,179	12	(27,459)	242,732
States and political subdivisions	80,566	97	(4,740)	75,923
Totals	$745,175	$379	$(58,830)	$686,724

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$265,349	$515	$(18,308)	$247,556
Commercial mortgage-backed securities	122,636	327	(6,088)	116,875
Collateralized mortgage obligations	262,203	223	(25,577)	236,849
States and political subdivisions	78,141	134	(4,665)	73,610
Totals	$728,329	$1,199	$(54,638)	$674,890

Additionally, the Company had unrealized net gains of $0.2 million and $0.2 million at June 30, 2026 and December 31, 2025, respectively, from equity securities with fair values of $0.3 million and $0.3 million held at June 30, 2026 and December 31, 2025, respectively. The Company recognized net gains of $0.1 million and net losses of $0.4 million during the three months ended June 30, 2026 and 2025, respectively, and recognized nominal net gains and net losses of $0.4 million during the six months ended June 30, 2026 and 2025, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and six months ended June 30, 2026 the Company recorded no sales of equity securities, while during the three and six months ended June 30, 2025 the Company recorded net losses of $0.1 million on sales of equity securities.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	June 30, 2026			December 31, 2025
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	1	4,943	55
	—	—	—	1	4,943	55
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	4	32,515	126	2	2,811	6
Unrealized loss for twelve months or longer	13	36,462	341	13	41,004	343
	17	68,977	467	15	43,815	349
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	6	49,892	453	1	11,390	46
Unrealized loss for twelve months or longer	116	225,540	23,337	117	251,643	22,018
	122	275,432	23,790	118	263,033	22,064
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	6	62,932	433	1	9,893	43
Unrealized loss for twelve months or longer	18	199,857	3,176	18	198,985	4,339
	24	262,789	3,609	19	208,878	4,382
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	14	104,805	1,104	3	21,597	54
Unrealized loss for twelve months or longer	123	511,085	37,837	128	550,788	36,539
	137	615,890	38,941	131	572,385	36,593
Corporate debt securities (1):
Unrealized loss for less than twelve months	1	6,353	910	1	7,121	829
Unrealized loss for twelve months or longer	1	9,761	225	1	9,743	475
	2	16,114	1,135	2	16,864	1,304
States and political subdivisions:
Unrealized loss for less than twelve months	1	1,028	1	—	—	—
Unrealized loss for twelve months or longer	38	22,359	2,379	40	22,742	2,391
	39	23,387	2,380	40	22,742	2,391
Total available for sale:
Unrealized loss for less than twelve months	32	257,525	3,027	8	52,812	978
Unrealized loss for twelve months or longer	309	1,005,064	67,295	318	1,079,848	66,160
	341	$1,262,589	$70,322	326	$1,132,660	$67,138
(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses included fair value adjustments of $0.1 million and $0.1 million that were reported as a component of other noninterest income within the consolidated statements of operations for the three and six months ended June 30, 2026, respectively. All other unrealized losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	June 30, 2026			December 31, 2025
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	4	$47,788	$809	1	$11,337	$2
Unrealized loss for twelve months or longer	45	201,712	19,777	45	214,351	18,306
	49	249,500	20,586	46	225,688	18,308
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	2	6,280	116	—	—	—
Unrealized loss for twelve months or longer	15	78,962	5,929	20	102,228	6,088
	17	85,242	6,045	20	102,228	6,088
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	3	29,492	199	—	—	—
Unrealized loss for twelve months or longer	50	193,451	27,260	51	206,483	25,577
	53	222,943	27,459	51	206,483	25,577
States and political subdivisions:
Unrealized loss for less than twelve months	6	8,642	61	1	500	—
Unrealized loss for twelve months or longer	161	59,117	4,679	165	60,563	4,665
	167	67,759	4,740	166	61,063	4,665
Total held to maturity:
Unrealized loss for less than twelve months	15	92,202	1,185	2	11,837	2
Unrealized loss for twelve months or longer	271	533,242	57,645	281	583,625	54,636
	286	$625,444	$58,830	283	$595,462	$54,638

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at June 30, 2026 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$22,368	$22,338	$485	$479
Due after one year through five years	88,589	87,673	8,956	8,615
Due after five years through ten years	34,901	33,418	58,992	55,537
Due after ten years	28,810	27,684	12,133	11,292
	174,668	171,113	80,566	75,923

Residential mortgage-backed securities	384,699	361,458	288,824	268,399
Commercial mortgage-backed securities	282,006	278,927	105,606	99,670
Collateralized mortgage obligations	677,810	639,094	270,179	242,732
	$1,519,183	$1,450,592	$745,175	$686,724

The Company recognized net gains of $33.1 million and $22.8 million from principal transactions during the three months ended June 30, 2026 and 2025, respectively, and net gains of $67.1 million and $52.5 million during the six months ended June 30, 2026 and 2025, respectively. The Company had no other realized gains and losses on securities during the three and six months ended June 30, 2026 and 2025, respectively. All such realized gains and losses are recorded as a component of principal transactions, commissions and fees within the consolidated statements of operations.

Securities with a carrying amount of $0.9 billion and $1.1 billion (with a fair value of $0.8 billion and $1.0 billion, respectively) at June 30, 2026 and December 31, 2025, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at June 30, 2026 and December 31, 2025.

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

5. Loans Held for Investment

The Bank originates loans to customers primarily in Texas. Although the Bank has a diversified loan portfolio and, generally, holds collateral against amounts advanced to customers, its debtors’ ability to honor their contracts is substantially dependent upon the general economic conditions of the region and of the industries in which its debtors operate, which consist primarily of real estate (including construction and land development) and wholesale/retail trade. The Hilltop Broker-Dealers make loans to customers and correspondents through transactions originated by both employees and independent retail representatives throughout the United States. The Hilltop Broker-Dealers control risk by requiring customers to maintain collateral in compliance with various regulatory and internal guidelines, which may vary based upon market conditions. Securities owned by customers and held as collateral for loans are not included in the consolidated financial statements.

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	June 30,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$2,255,080	$2,121,087
Owner occupied	1,559,387	1,533,173
Commercial and industrial	1,589,677	1,526,467
Construction and land development	955,407	894,011
1-4 family residential	1,880,058	1,861,654
Consumer	26,977	31,027
Broker-dealer (1)	406,341	344,533
	8,672,927	8,311,952
Allowance for credit losses	(84,856)	(91,537)
Total loans held for investment, net of allowance	$8,588,071	$8,220,415
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
June 30, 2026	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$2,522	$497	$2,895	$5,914	$2,249,166	$2,255,080	$—
Owner occupied	2,426	4,722	923	8,071	1,551,316	1,559,387	—
Commercial and industrial	5,196	596	11,203	16,995	1,572,682	1,589,677	—
Construction and land development	8,458	785	—	9,243	946,164	955,407	—
1-4 family residential	4,123	2,983	2,780	9,886	1,870,172	1,880,058	—
Consumer	146	66	—	212	26,765	26,977	—
Broker-dealer	—	—	—	—	406,341	406,341	—
	$22,871	$9,649	$17,801	$50,321	$8,622,606	$8,672,927	$—

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$1,138	$1,635	$681	$3,454	$2,117,633	$2,121,087	$—
Owner occupied	2,281	4,980	1,518	8,779	1,524,394	1,533,173	—
Commercial and industrial	1,577	1,106	13,485	16,168	1,510,299	1,526,467	—
Construction and land development	711	1,009	500	2,220	891,791	894,011	—
1-4 family residential	5,992	3,425	5,114	14,531	1,847,123	1,861,654	42
Consumer	132	45	28	205	30,822	31,027	28
Broker-dealer	—	—	—	—	344,533	344,533	—
	$11,831	$12,200	$21,326	$45,357	$8,266,595	$8,311,952	$70

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In addition to the loans shown in the tables above, PrimeLending had $40.2 million and $33.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $40.7 million and $34.3 million, at June 30, 2026 and December 31, 2025, respectively) that were 90 days past due and accruing interest at June 30, 2026 and December 31, 2025, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	June 30, 2026			December 31, 2025			Interest Income Recognized
	With	With No		With	With No		Three Months Ended June 30,		Six Months Ended June 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2026	2025	2026	2025
Commercial real estate:
Non-owner occupied	$10,446	$3,339	$13,785	$1,012	$2,861	$3,873	$30	$10	$56	$64
Owner occupied	350	10,419	10,769	906	4,711	5,617	25	—	150	—
Commercial and industrial	878	16,689	17,567	14,877	13,704	28,581	71	88	225	195
Construction and land development	—	690	690	431	579	1,010	12	56	196	58
1-4 family residential	402	7,277	7,679	732	9,224	9,956	325	207	573	434
Consumer	—	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$12,076	$38,414	$50,490	$17,958	$31,079	$49,037	$463	$361	$1,200	$751

At June 30, 2026 and December 31, 2025, $4.3 million and $4.4 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis increased from December 31, 2025 to June 30, 2026 by $1.5 million. The change in non-accrual loans was primarily due to increases in commercial real estate non-owner occupied loans of $9.9 million and commercial real estate owner occupied loans of $5.2 million, partially offset by a decrease in commercial and industrial loans of $11.0 million.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended June 30, 2026	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$3,205	$—	0.1%
Owner occupied	—	2,430	—	—	—	0.2%
Commercial and industrial	—	10,707	—	—	280	0.7%
Construction and land development	—	—	—	—	—	—%
1-4 family residential	1,363	359	—	—	—	0.1%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$1,363	$13,496	$—	$3,205	$280	0.2%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Six Months Ended June 30, 2026	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$3,205	$—	0.1%
Owner occupied	—	3,794	—	—	—	0.2%
Commercial and industrial	—	30,178	—	—	280	1.9%
Construction and land development	—	1,506	—	—	—	0.2%
1-4 family residential	—	1,083	—	—	1,363	0.1%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$36,561	$—	$3,205	$1,643	0.5%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended June 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$2,499	$—	$—	$—	0.1%
Owner occupied	—	408	—	—	—	0.0%
Commercial and industrial	—	10,913	—	—	—	0.7%
Construction and land development	—	327	—	—	—	0.0%
1-4 family residential	—	724	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$14,871	$—	$—	$—	0.2%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Six Months Ended June 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$2,499	$—	$—	$—	0.1%
Owner occupied	—	3,559	—	—	—	0.2%
Commercial and industrial	—	11,704	—	—	423	0.8%
Construction and land development	—	327	—	—	—	0.0%
1-4 family residential	—	835	—	—	—	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$18,924	$—	$—	$423	0.2%

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following tables provide aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
June 30, 2026	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$—	$304	$304	$304
Owner occupied	—	—	—	—	305
Commercial and industrial	2,401	—	3,982	6,383	9,820
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	—
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$2,401	$—	$4,286	$6,687	$10,429

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Modified Loans Past Due			Total Modified	Modified
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$316	$—	$316	$316
Owner occupied	4	—	—	4	4
Commercial and industrial	168	370	1,786	2,324	15,606
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	22
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$172	$686	$1,786	$2,644	$15,948

The above tables that present aging and non-accrual details exclude $3.7 million and $18.7 million of commercial and industrial loans that were modified and subsequently charged-off during the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

The following tables present the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	—	—%	10
Owner occupied	—%	20	—%	21
Commercial and industrial	1.8%	23	—%	18
Construction and land development	—%	—	—%	11
1-4 family residential	2.3%	18	—%	11
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	2.2%	22	—%	16

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	—	—%	10
Owner occupied	—%	20	—%	10
Commercial and industrial	1.8%	16	1.3%	18
Construction and land development	—%	18	—%	11
1-4 family residential	2.3%	71	—%	11
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	2.2%	20	1.3%	15

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

	Amortized Cost Basis by Origination Year							Loans
						2021 and		Converted to
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$5,463	$46,277	$13,972	$2,149	$13,044	$92,977	$907	$—	$174,789
Internal Grade 4-7 (Pass normal risk)	224,703	415,574	215,329	122,812	130,717	200,542	21,143	10,668	1,341,488
Internal Grade 8-11 (Pass high risk and watch)	117,671	203,093	38,111	110,726	93,743	77,098	1,506	612	642,560
Internal Grade 12 (Special mention)	—	—	—	—	3,745	—	—	—	3,745
Internal Grade 13 (Substandard accrual)	—	5,009	6,060	322	33,924	33,398	—	—	78,713
Internal Grade 14 (Substandard non-accrual)	—	2,135	—	—	10,131	1,519	—	—	13,785
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$2,271	$39,272	$13,093	$1,239	$3,375	$23,017	$8,696	$9,838	$100,801
Internal Grade 4-7 (Pass normal risk)	100,672	196,722	102,754	95,191	91,479	308,369	16,449	12,773	924,409
Internal Grade 8-11 (Pass high risk and watch)	46,780	104,092	61,359	33,482	90,624	126,207	15,245	492	478,281
Internal Grade 12 (Special mention)	—	—	—	1,447	—	—	—	—	1,447
Internal Grade 13 (Substandard accrual)	2,095	7,279	3,383	12,461	1,950	16,477	—	35	43,680
Internal Grade 14 (Substandard non-accrual)	306	—	2,245	—	496	7,722	—	—	10,769
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$21,102	$8,728	$27,732	$3,067	$4,797	$6,143	$30,611	$—	$102,180
Internal Grade 4-7 (Pass normal risk)	82,486	66,799	32,167	5,623	39,396	66,900	309,723	6,528	609,622
Internal Grade 8-11 (Pass high risk and watch)	65,474	101,859	74,326	26,602	17,862	21,306	220,778	10,232	538,439
Internal Grade 12 (Special mention)	—	146	—	—	15	—	5,566	—	5,727
Internal Grade 13 (Substandard accrual)	858	1,349	2,507	2,501	2,374	2,721	19,461	4,589	36,360
Internal Grade 14 (Substandard non-accrual)	276	4,241	1,330	992	1,315	368	100	8,945	17,567
Current period gross charge-offs	83	133	1,455	3,580	1,087	325	298	701	7,662

Construction and land development
Internal Grade 1-3 (Pass low risk)	$3,435	$6,216	$—	$—	$977	$1,306	$—	$—	$11,934
Internal Grade 4-7 (Pass normal risk)	151,995	290,940	60,540	6,881	10,965	8,991	7,858	1,228	539,398
Internal Grade 8-11 (Pass high risk and watch)	115,363	202,887	26,942	25,545	1,991	3,864	5,721	—	382,313
Internal Grade 12 (Special mention)	—	5,251	—	—	—	—	—	—	5,251
Internal Grade 13 (Substandard accrual)	963	—	572	—	—	74	—	—	1,609
Internal Grade 14 (Substandard non-accrual)	—	378	151	—	120	41	—	—	690
Current period gross charge-offs	—	—	137	—	—	—	—	—	137

Construction and land development - individuals
FICO less than 620	$—	$—	$—	$—	$—	$—	$—	$—	$—
FICO between 620 and 720	2,612	416	—	—	—	730	—	—	3,758
FICO greater than 720	7,360	3,094	—	—	—	—	—	—	10,454
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	—	—	—	—	—	—	—	—	—
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$2,075	$680	$450	$582	$1,087	$15,055	$230	$—	$20,159
FICO between 620 and 720	6,085	36,145	14,770	7,664	11,443	34,225	1,124	729	112,185
FICO greater than 720	144,605	210,947	132,191	88,106	382,977	677,909	3,466	1,471	1,641,672
Substandard non-accrual	—	—	19	—	1,151	6,509	—	—	7,679
Other (1)	12,902	36,572	25,703	8,708	3,819	3,880	6,612	167	98,363
Current period gross charge-offs	—	—	8	74	—	155	—	—	237

Consumer
FICO less than 620	$909	$296	$76	$55	$10	$5	$329	$4	$1,684
FICO between 620 and 720	2,303	1,799	438	327	277	23	2,284	13	7,464
FICO greater than 720	2,169	1,505	1,090	452	678	104	3,220	4	9,222
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	4,012	3,333	608	78	51	—	525	—	8,607
Current period gross charge-offs	24	61	29	21	—	7	1	1	144

Total loans with credit quality measures	$1,126,945	$2,003,034	$857,918	$557,012	$954,533	$1,737,480	$681,554	$68,328	$7,986,804
Commercial and industrial (mortgage warehouse lending)									$279,782
Broker-dealer (margin loans and correspondent receivables)									$406,341
Total loans held for investment									$8,672,927

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2026. In addition, as of June 30, 2026, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of June 30, 2026. While the Company believes it has an appropriate allowance for the existing loan portfolio at June 30, 2026, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowance for credit losses, see Note 1 to the consolidated financial statements in the Company’s 2025 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of June 30, 2026, the Company utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2026 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of March 31, 2026, the Company utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in March 2026. The baseline economic scenario expects economic growth to moderate in the near term, as energy prices remain elevated and the effects from the conflict in the Middle East and tariffs weigh on the economy. In this scenario, the unemployment rate is expected to gradually increase, peaking at 4.6% in the first half of 2027. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During the three months ended June 30, 2026, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by a build in the allowance related to specific reserves, within the banking segment, since the prior quarter. The provision for credit losses during the six months ended June 30, 2026 was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans, including changes in loan mix and risk rating grade migration. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2026 included a provision for credit losses of $1.9 million and $5.9 million, respectively, while collectively evaluated loans during the three and six months ended June 30, 2026 included a reversal of credit losses of $2.9 million and $5.2 million, respectively. The change in the allowance for credit losses during the noted period was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2026 were also impacted by net charge-offs of $3.2 million and $7.5 million, respectively.

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

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2026	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$22,303	$2,143	$—	$—	$24,446
Owner occupied	33,880	(2,855)	—	—	31,025
Commercial and industrial	21,934	(422)	(3,362)	251	18,401
Construction and land development	6,342	(357)	—	—	5,985
1-4 family residential	4,156	330	(26)	4	4,464
Consumer	350	134	(52)	18	450
Broker-dealer	32	53	—	—	85
Total	$88,997	$(974)	$(3,440)	$273	$84,856

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2026	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$24,265	$181	$—	$—	$24,446
Owner occupied	34,035	(3,010)	—	—	31,025
Commercial and industrial	21,280	4,188	(7,662)	595	18,401
Construction and land development	7,398	(1,276)	(137)	—	5,985
1-4 family residential	4,136	505	(237)	60	4,464
Consumer	397	144	(144)	53	450
Broker-dealer	26	59	—	—	85
Total	$91,537	$791	$(8,180)	$708	$84,856

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended June 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$34,703	$(6,866)	$—	$—	$27,837
Owner occupied	35,370	(1,226)	—	10	34,154
Commercial and industrial	23,350	258	(743)	150	23,015
Construction and land development	7,291	319	(269)	—	7,341
1-4 family residential	4,988	57	—	12	5,057
Consumer	479	115	(95)	39	538
Broker-dealer	16	3	—	—	19
Total	$106,197	$(7,340)	$(1,107)	$211	$97,961

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Six Months Ended June 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$29,310	$(555)	$(918)	$—	$27,837
Owner occupied	33,112	1,024	—	18	34,154
Commercial and industrial	25,609	1,310	(4,175)	271	23,015
Construction and land development	7,161	449	(269)	—	7,341
1-4 family residential	5,327	(290)	—	20	5,057
Consumer	547	91	(162)	62	538
Broker-dealer	50	(31)	—	—	19
Total	$101,116	$1,998	$(5,524)	$371	$97,961

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$8,238	$7,953	$9,402	$7,918
Other noninterest expense	(949)	1,161	(2,113)	1,196
Balance, end of period	$7,289	$9,114	$7,289	$9,114

During the three months ended June 30, 2026, the decrease in the reserve for unfunded commitments was primarily due to decreases in expected loss rates, while during the six months ended June 30, 2026 the decrease in the reserve for unfunded commitment was primarily due to decreases in commitment balances and expected loss rates. During the three and six months ended June 30, 2025, the increases in the reserve for unfunded commitments were primarily due to increases in commitment balances.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$20,045	$6,903	$17,491	$5,723
Additions	3,227	1,348	5,774	3,114
Sales	(48)	—	(48)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	(84)	(247)	344	(764)
Due to customer payoffs	(385)	(117)	(806)	(186)
Balance, end of period	$22,755	$7,887	$22,755	$7,887

			June 30,	December 31,
			2026	2025
Mortgage loans serviced for others (2)			$1,387,558	$1,145,063
MSR asset as a percentage of serviced mortgage loans			1.64%	1.53%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	June 30,	December 31,
	2026	2025
Weighted average constant prepayment rate	13.36%	14.68%
Weighted average discount rate	11.56%	11.45%
Weighted average life (in years)	6.3	5.8

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	June 30,	December 31,
	2026	2025
Constant prepayment rate:
Impact of 10% adverse change	$(1,096)	$(899)
Impact of 20% adverse change	(2,095)	(1,714)
Discount rate:
Impact of 10% adverse change	(897)	(651)
Impact of 20% adverse change	(1,724)	(1,253)

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

Contractually specified servicing fees, late fees and ancillary fees earned of $1.7 million and $0.6 million during the three months ended June 30, 2026 and 2025, respectively, and $3.3 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. Deposits

Deposits are summarized as follows (in thousands).

	June 30,	December 31,
	2026	2025
Noninterest-bearing demand	$2,744,425	$2,831,919
Interest-bearing:
Demand accounts	4,012,038	4,202,031
Brokered - demand	5,007	3,000
Money market	2,377,585	2,436,713
Brokered - money market	10,317	12,288
Savings	233,879	225,612
Time	1,130,802	1,166,517
	$10,514,053	$10,878,080

At June 30, 2026, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $568.1 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	June 30,	December 31,
	2026	2025
Federal funds purchased	$480,348	$153,208
Securities sold under agreements to repurchase	383,306	269,309
Federal Home Loan Bank	—	—
Short-term bank loans	133,000	—
Commercial paper	246,560	254,365
	$1,243,214	$676,882

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

Information concerning federal funds purchased is shown in the following table (dollars in thousands).

	Six Months Ended June 30,
	2026	2025
Average balance during the period	$631,495	$523,937
Average interest rate during the period	4.15%	4.47%

Information concerning securities sold under agreements to repurchase is shown in the following table (dollars in thousands).

	June 30,	December 31,
	2026	2025
Average interest rate at end of period	3.83%	4.25%
Securities underlying the agreements at end of period:
Contract value of repurchase agreements	$382,586	$268,805
Fair value of securities pledged as collateral	$405,896	$292,493

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

	Six Months Ended June 30,
	2026	2025
Average balance during the period	$—	$—
Average interest rate during the period	3.85%	4.68%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At June 30, 2026, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $150.0 million. At June 30, 2026, Hilltop Securities had $103.0 million in outstanding borrowings under its credit arrangements and had $30.0 million in outstanding borrowings under its credit facilities. The weighted average interest rate on its borrowings at June 30, 2026 was 4.79%.

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

As of June 30, 2026, the weighted average maturity of the CP Notes was 191 days at a rate of 4.93%, with a weighted average remaining life of 91 days. At June 30, 2026, the aggregate amount outstanding under these secured arrangements was $246.6 million, which was collateralized by securities held for Hilltop Securities accounts valued at $270.1 million.

10. Notes Payable

Notes payable consisted of the following (in thousands).

	June 30,	December 31,
	2026	2025
Subordinated Notes due May 2035, net of discount of $1,297 and $1,413, respectively	$148,703	$148,587
	$148,703	$148,587

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	June 30,	December 31,
	2026	2025
Finance leases:
Premises and equipment	$5,359	$4,780
Accumulated depreciation	(176)	(4,377)
Premises and equipment, net	$5,183	$403

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$8,129	$7,905	$15,880	$16,141
Less operating lease and sublease income	(232)	(454)	(529)	(906)
Net operating lease cost	$7,897	$7,451	$15,351	$15,235

Finance lease cost:
Amortization of ROU assets	$149	$84	$254	$167
Interest on lease liabilities	63	72	122	148
Total finance lease cost	$212	$156	$376	$315

Supplemental cash flow information related to leases is as follows (in thousands).

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,175	$16,634
Operating cash flows from finance leases	90	151
Financing cash flows from finance leases	243	292
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,156	$9,698
Finance leases	4,900	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	June 30, 2026		December 31, 2025
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.0	5.57%	4.9	5.87%
Finance	8.8	4.26%	1.9	4.99%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Future minimum lease payments under lease agreements as of June 30, 2026, are presented below (in thousands).

	Operating Leases	Finance Leases
2026	$15,006	$420
2027	27,296	751
2028	22,104	780
2029	18,635	798
2030	15,557	806
Thereafter	21,520	3,472
Total minimum lease payments	120,118	7,027
Less amount representing interest	(15,708)	(1,187)
Lease liabilities	$104,410	$5,840

As of June 30, 2026, the Company had no additional operating leases that have not yet commenced.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 24.2% and 23.4% for the three months ended June 30, 2026 and 2025, respectively, and 23.4% and 23.1% for the six months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments. During the three and six months ended June 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, other nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At June 30, 2026 and December 31, 2025, the mortgage origination segment’s indemnification liability reserve totaled $6.9 million and $6.9 million, respectively. The provision for indemnification losses was $0.9 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$23,289	$23,694	$25,341	$21,593
Claims made	7,241	9,806	12,460	20,842
Claims resolved with no payment	(1,994)	(4,585)	(5,047)	(9,105)
Repurchases	(3,635)	(4,679)	(7,226)	(8,939)
Indemnification payments	—	(306)	(627)	(461)
Balance, end of period	$24,901	$23,930	$24,901	$23,930

	Indemnification Liability Reserve Activity
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$6,629	$7,954	$6,875	$8,111
Additions for new sales	908	913	1,683	1,566
Repurchases	(571)	(766)	(1,191)	(1,287)
Early payment defaults	(78)	(119)	(305)	(295)
Indemnification payments	—	(66)	(174)	(179)
Balance, end of period	$6,888	$7,916	$6,888	$7,916

	June 30,	December 31,
	2026	2025
Reserve for Indemnification Liability:
Specific claims	$1,464	$1,575
Incurred but not reported claims	5,424	5,300
Total	$6,888	$6,875

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at June 30, 2026 and outstanding financial and performance standby letters of credit of $124.1 million at June 30, 2026.

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

15. Stock-Based Compensation

During the six months ended June 30, 2026 and 2025, Hilltop granted 1,504 and 6,456 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the six months ended June 30, 2026 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2025	1,197	$32.74
Granted	331	$38.82
Vested/Released	(299)	$34.37
Forfeited	(119)	$32.95
Balance, June 30, 2026	1,110	$34.10

Vested/Released RSUs include an aggregate of 68,148 shares withheld to satisfy employee statutory tax obligations during the six months ended June 30, 2026.

During the six months ended June 30, 2026, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 331,385 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the six months ended June 30, 2026, 242,960 that were outstanding at June 30, 2026, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the six months ended June 30, 2026, 84,325 that were outstanding at June 30, 2026, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At June 30, 2026, in the aggregate, 827,819 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 282,171 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At June 30, 2026, unrecognized compensation expense related to outstanding RSUs of $21.8 million is expected to be recognized over a weighted average period of 1.56 years.

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

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	June 30, 2026		December 31, 2025		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,180,148	9.73%	$1,320,094	10.60%	4.0%	5.0%
Hilltop	1,935,862	12.73%	1,975,226	12.78%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,180,148	12.50%	1,320,094	14.49%	7.0%	6.5%
Hilltop	1,935,862	18.34%	1,975,226	19.70%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,180,148	12.50%	1,320,094	14.49%	8.5%	8.0%
Hilltop	1,935,862	18.34%	1,975,226	19.70%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,272,208	13.47%	1,421,007	15.60%	10.5%	10.0%
Hilltop	2,178,008	20.63%	2,226,165	22.20%	10.5%	N/A

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

At June 30, 2026, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$214,584	$7,648
Less: required net capital	8,460	319
Excess net capital	$206,124	$7,329

Net capital as a percentage of aggregate debit items	50.7%
Net capital in excess of 5% aggregate debit items	$193,435

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At June 30, 2026 and December 31, 2025, the Hilltop Broker-Dealers held cash of $17.8 million and $20.2 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at June 30, 2026.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum requirements. On a quarterly basis, PrimeLending reviews these requirements and timely reports any exceptions to HUD and GNMA, as applicable. If any exceptions to these requirements occur, certain additional financial reporting submissions are required. During the second quarter of 2026, PrimeLending received a capital infusion from its parent company, PlainsCapital Bank, totaling $5 million. As of June 30, 2026, PrimeLending and its subsidiaries’ minimum capital, leverage, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

17. Stockholders’ Equity

Dividends

During the six months ended June 30, 2026 and 2025, the Company declared and paid cash dividends of $0.40 and $0.36 per common share, or an aggregate of $23.4 million and $23.2 million, respectively.

On July 23, 2026, Hilltop’s board of directors declared a quarterly cash dividend of $0.22 per common share, payable on August 21, 2026, to all common stockholders of record as of the close of business on August 7, 2026.

Stock Repurchases

In January 2026, the Hilltop board of directors authorized a new stock repurchase program through January 2027, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $125.0 million of the Company’s outstanding common stock. In July 2026, the Hilltop Board of Directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program to $200.0 million, an increase of $75.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2026, Hilltop paid $94.5 million to repurchase an aggregate of 2,488,216 shares of the Company’s common stock at an average price of $37.99 per share pursuant to the stock repurchase program. As a result of share repurchases during 2026, Hilltop has approximately $106 million of available share repurchase capacity through the expiration of the 2026 stock repurchase program in January 2027.

The Company's share repurchases in excess of issuances may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During the three and six months ended June 30, 2026, an excise tax of $0.4 million and $0.8 million, respectively, on net share repurchases was accrued and recorded to retained earnings on the consolidated balance sheets, and reported as a component of repurchases of common stock, inclusive of taxes within the consolidated statements of stockholders’ equity.

The Company’s stock repurchase program, prior year repurchases, and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2025 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Noninterest Income and Expense

The following table shows the components of noninterest income and expense (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Noninterest income:
Net gains from sale of loans and other mortgage production income (1)	$48,583	$51,945	$99,555	$97,226
Mortgage loan origination fees	30,294	28,738	52,204	51,189
Principal transactions, commissions and fees:
Principal transactions (1)	33,084	22,800	67,055	52,508
Commissions	11,714	9,199	23,999	18,563
Money market and bank-insured fund fees	10,333	8,309	22,985	17,128
Other fees	9,066	7,548	16,692	14,970
	64,197	47,856	130,731	103,169
Investment banking, advisory and administrative fees:
Advisory services	25,336	26,949	45,143	48,308
Managed money	12,047	10,714	24,135	21,206
Underwriting	5,462	4,925	9,329	8,750
Other fees	1,355	1,142	2,513	2,094
	44,200	43,730	81,120	80,358
Other:
Merchant banking investments (1)	93	(1,018)	721	41,687
Service charges on depositor accounts	4,800	4,420	9,717	9,144
Trust fees	3,411	3,030	6,595	6,214
Other (1)	4,380	13,933	7,730	16,987
	12,684	20,365	24,763	74,032
	$199,958	$192,634	$388,373	$405,974
Noninterest expense:
Employees' compensation and benefits	$179,896	$176,410	$348,858	$352,650
Occupancy and equipment, net	19,427	21,064	39,256	40,846
Professional services	12,647	10,820	23,892	14,934
Other:
Software and information technology	19,482	17,678	36,450	35,020
Brokerage commissions and fees	10,332	9,164	19,276	18,213
Travel, meals and entertainment	3,968	3,047	7,270	6,334
Business development	2,578	3,176	6,194	7,759
Mortgage origination and servicing	2,679	2,488	5,358	4,755
Amortization of intangible assets	240	256	479	514
Other	15,487	17,073	28,006	31,624
	54,766	52,882	103,033	104,219
	$266,736	$261,176	$515,039	$512,649
(1)	Certain noninterest income components included within these line items are generally not in the scope of the accounting guidance for revenue from contracts with customers.

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

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$(5,142)	$(6,598)	$4,150	$(5,610)
Hilltop Broker-Dealers	1,400	(4,905)	(6,550)	(655)
Bank	35	(10)	58	(33)

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

Derivative positions are presented in the following table (in thousands).

	June 30, 2026		December 31, 2025
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$672,920	$8,790	$456,734	$5,997
Commitments to purchase MBSs	1,689,278	4,112	1,586,198	7,311
Commitments to sell MBSs	2,422,495	(5,592)	2,383,043	(6,344)
Interest rate swaps	38,000	(1,548)	53,470	(666)
Interest rate swaps back-to-back (asset) (1)	105,768	522	110,437	1,495
Interest rate swaps back-to-back (liability) (1)	105,768	(535)	110,437	(1,551)
U.S. Treasury bond futures and options (2)	144,300	—	217,220	—
Interest rate and other futures (2)	347,400	—	9,250	—
Credit default swaps	45,000	—	40,000	7

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$130,000	$1,691	$137,000	$1,291
Interest rate swaps designated as fair value hedges (3)	317,009	26,762	317,335	23,858

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at June 30, 2026 and December 31, 2025, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $307.0 million and $347.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $280.1 million and $323.4 million as of June 30, 2026 and December 31, 2025, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $26.9 million and $24.0 million as of June 30, 2026 and December 31, 2025, respectively.

The Bank and PrimeLending held cash collateral advances of $27.1 million and $25.0 million to offset net asset derivative positions on derivative instruments designated as hedges at June 30, 2026 and December 31, 2025, respectively. PrimeLending had advanced cash collateral totaling $2.9 million and $4.1 million to offset net liability positions on its commitments to sell MBSs at June 30, 2026 and December 31, 2025, respectively. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $6.5 million and $6.5 million on various derivative instruments at June 30, 2026 and December 31, 2025, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2026
Securities borrowed:
Institutional counterparties	$1,469,831	$—	$1,469,831	$(1,413,220)	$—	$56,611

Interest rate swaps:
Institutional counterparties	29,012	—	29,012	—	(26,930)	2,082

Reverse repurchase agreements:
Institutional counterparties	112,496	—	112,496	(111,952)	—	544

Forward MBS derivatives:
Institutional counterparties	6,082	—	6,082	(806)	—	5,276
	$1,617,421	$—	$1,617,421	$(1,525,978)	$(26,930)	$64,513
December 31, 2025
Securities borrowed:
Institutional counterparties	$1,501,548	$—	$1,501,548	$(1,425,084)	$—	$76,464

Interest rate swaps:
Institutional counterparties	27,370	—	27,370	—	(24,380)	2,990

Credit default swaps:
Institutional counterparties	7	—	7	—	—	7

Reverse repurchase agreements:
Institutional counterparties	55,977	—	55,977	(55,601)	—	376

Forward MBS derivatives:
Institutional counterparties	7,852	—	7,852	(253)	—	7,599
	$1,592,754	$—	$1,592,754	$(1,480,938)	$(24,380)	$87,436

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
June 30, 2026
Securities loaned:
Institutional counterparties	$1,469,829	$—	$1,469,829	$(1,411,272)	$—	$58,557

Interest rate swaps:
Institutional counterparties	2,120	—	2,120	—	—	2,120

Repurchase agreements:
Institutional counterparties	382,586	—	382,586	(382,586)	—	—

Forward MBS derivatives:
Institutional counterparties	7,562	—	7,562	(806)	(748)	6,008
	$1,862,097	$—	$1,862,097	$(1,794,664)	$(748)	$66,685
December 31, 2025
Securities loaned:
Institutional counterparties	$1,495,133	$—	$1,495,133	$(1,418,288)	$—	$76,845

Interest rate swaps:
Institutional counterparties	2,943	—	2,943	—	—	2,943

Repurchase agreements:
Institutional counterparties	268,805	—	268,805	(268,805)	—	—

Forward MBS derivatives:
Institutional counterparties	6,885	—	6,885	(253)	(1,795)	4,837
	$1,773,766	$—	$1,773,766	$(1,687,346)	$(1,795)	$84,625

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both June 30, 2026 and December 31, 2025.

	Remaining Contractual Maturities
	Overnight and			Greater Than
June 30, 2026	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$121,649	$246,230	$—	$—	$367,879
Other	14,707	—	—	—	14,707

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,469,777	—	—	—	1,469,777
Total	$1,606,185	$246,230	$—	$—	$1,852,415

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,852,415
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2025	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$61,704	$204,993	$—	$—	$266,697
Other	2,108	—	—	—	2,108

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,495,081	—	—	—	1,495,081
Total	$1,558,945	$204,993	$—	$—	$1,763,938

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,763,938
Amount related to agreements not included in offsetting disclosure above					$—

21. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	June 30,	December 31,
	2026	2025
Receivables:
Securities borrowed	$1,469,831	$1,501,548
Securities failed to deliver	24,664	5,899
Trades in process of settlement	204,388	63,811
Other	15,296	17,624
	$1,714,179	$1,588,882
Payables:
Securities loaned	$1,469,829	$1,495,133
Correspondents	21,568	14,091
Securities failed to receive	25,644	3,517
Other	7,074	5,762
	$1,524,115	$1,518,503

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

22. Segment and Related Information

The Company has two primary business units, PCC (banking and mortgage origination) and Securities Holdings (broker-dealer). Under GAAP, the Company’s business units are comprised of three reportable business segments organized primarily by the core products offered to the segments’ respective customers: banking, broker-dealer and mortgage origination. These segments reflect the manner in which operations are managed and the criteria used by the chief operating decision maker (“CODM”), the Company’s President and Chief Executive Officer. For each reportable business segment, the CODM primarily uses income (loss) before income taxes to evaluate segment performance, develop strategy and allocate resources. The CODM also uses net revenues, comprised of net interest income and noninterest income, which provides comparability of financial performance trends for the reportable business segments.

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

The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

Three Months Ended June 30, 2026	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$150,931	$36,665	$13,630	$3,813	$(15,993)	$189,046
Interest expense (1)	51,461	23,684	14,496	2,357	(18,803)	73,195
Net interest income (expense)	99,470	12,981	(866)	1,456	2,810	115,851
Noninterest income	12,212	110,993	78,969	894	(3,110)	199,958
Net revenue	$111,682	$123,974	$78,103	$2,350	$(300)	$315,809

Provision for (reversal of) credit losses	(1,027)	53	—	—	—	(974)

Non-variable compensation and benefits	33,523	33,858	26,224	8,774	—	102,379
Variable compensation (2)	—	43,003	34,514	—	—	77,517
Occupancy and equipment, net	8,880	4,543	4,138	2,032	(166)	19,427
Professional services	2,708	5,267	3,557	1,115	—	12,647
Other segment expense items (3)	16,353	24,871	11,685	1,985	(128)	54,766
	$61,464	$111,542	$80,118	$13,906	$(294)	$266,736

Income (loss) before income taxes	$51,245	$12,379	$(2,015)	$(11,556)	$(6)	$50,047

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Six Months Ended June 30, 2026	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$301,132	$69,978	$26,131	$7,625	$(31,530)	$373,336
Interest expense (1)	102,938	45,104	27,925	4,740	(35,319)	145,388
Net interest income (expense)	198,194	24,874	(1,794)	2,885	3,789	227,948
Noninterest income	23,292	215,167	151,938	2,323	(4,347)	388,373
Net revenue	$221,486	$240,041	$150,144	$5,208	$(558)	$616,321

Provision for (reversal of) credit losses	732	59	—	—	—	791

Non-variable compensation and benefits	69,267	68,661	52,588	15,633	—	206,149
Variable compensation (2)	—	79,472	63,237	—	—	142,709
Occupancy and equipment, net	18,540	8,682	8,335	4,030	(331)	39,256
Professional services	4,983	10,000	6,935	1,974	—	23,892
Other segment expense items (3)	29,657	46,012	23,424	4,161	(221)	103,033
	$122,447	$212,827	$154,519	$25,798	$(552)	$515,039

Income (loss) before income taxes	$98,307	$27,155	$(4,375)	$(20,590)	$(6)	$100,491

Three Months Ended June 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$159,396	$39,432	$14,143	$2,914	$(18,704)	$197,181
Interest expense (1)	64,477	26,281	16,445	3,080	(23,776)	86,507
Net interest income (expense)	94,919	13,151	(2,302)	(166)	5,072	110,674
Noninterest income	11,892	96,502	90,248	(628)	(5,380)	192,634
Net revenue	$106,811	$109,653	$87,946	$(794)	$(308)	$303,308

Provision for (reversal of) credit losses	(7,343)	3	—	—	—	(7,340)

Non-variable compensation and benefits	32,146	37,321	27,239	9,402	—	106,108
Variable compensation (2)	—	36,172	34,975	(845)	—	70,302
Occupancy and equipment, net	10,176	4,613	4,543	1,898	(166)	21,064
Professional services	2,429	4,196	2,916	1,317	(38)	10,820
Other segment expense items (3)	14,475	20,951	15,063	2,513	(120)	52,882
	$59,226	$103,253	$84,736	$14,285	$(324)	$261,176

Income (loss) before income taxes	$54,928	$6,397	$3,210	$(15,079)	$16	$49,472

Six Months Ended June 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$317,941	$74,255	$25,373	$5,729	$(33,318)	$389,980
Interest expense (1)	132,472	49,536	29,072	6,764	(43,655)	174,189
Net interest income (expense)	185,469	24,719	(3,699)	(1,035)	10,337	215,791
Noninterest income	22,702	193,439	158,023	42,751	(10,941)	405,974
Net revenue	$208,171	$218,158	$154,324	$41,716	$(604)	$621,765

Provision for (reversal of) credit losses	2,029	(31)	—	—	—	1,998

Non-variable compensation and benefits	66,248	72,102	55,746	18,822	—	212,918
Variable compensation (2)	—	69,455	59,807	10,470	—	139,732
Occupancy and equipment, net	18,665	9,464	9,318	3,732	(333)	40,846
Professional services	(1,728)	8,652	6,068	2,072	(130)	14,934
Other segment expense items (3)	27,971	42,903	28,457	5,080	(192)	104,219
	$111,156	$202,576	$159,396	$40,176	$(655)	$512,649

Income (loss) before income taxes	$94,986	$15,613	$(5,072)	$1,540	$51	$107,118
(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
June 30, 2026
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,663,757	$3,144,265	$1,140,084	$2,321,810	$(3,269,097)	$16,000,819

December 31, 2025
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,743,756	$2,929,088	$1,091,437	$2,370,468	$(3,289,755)	$15,844,994

23. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Income attributable to Hilltop	$36,522	$36,073	$74,358	$78,189

Weighted average shares outstanding - basic	57,856	63,637	58,487	64,122

Basic earnings per common share:	$0.63	$0.57	$1.27	$1.22

Diluted earnings per share:
Income attributable to Hilltop	$36,522	$36,073	$74,358	$78,189

Weighted average shares outstanding - basic	57,856	63,637	58,487	64,122
Effect of potentially dilutive securities	94	1	88	2
Weighted average shares outstanding - diluted	57,950	63,638	58,575	64,124

Diluted earnings per common share:	$0.63	$0.57	$1.27	$1.22

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us at the time of this Quarterly Report. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If any of these events or risks or uncertainties occur, our business, business plan, financial condition, liquidity and results of operations may vary materially from those results expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber-attacks and any legal, reputational and financial risks following a cybersecurity incident;
●	changes in general economic, market and business conditions in areas or markets where we compete, including changes in the price of crude oil;
●	changes in the interest rate environment including potential impact of a prolonged elevated interest rate environment;
●	risks associated with concentration in real estate related loans;

●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	disruptions to the economy and financial services industry, risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in the cost of our deposit insurance assessments;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in policies under the new Presidential administration, changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statement of Operations Data:
Net interest income	$115,851	$110,674	$227,948	$215,791
Provision for (reversal of) credit losses	(974)	(7,340)	791	1,998
Total noninterest income	199,958	192,634	388,373	405,974
Total noninterest expense	266,736	261,176	515,039	512,649
Income before income taxes	50,047	49,472	100,491	107,118
Income tax expense	12,092	11,583	23,517	24,697
Net income	37,955	37,889	76,974	82,421
Less: Net income attributable to noncontrolling interest	1,433	1,816	2,616	4,232
Income attributable to Hilltop	$36,522	$36,073	$74,358	$78,189

Per Share Data:
Diluted earnings per common share	$0.63	$0.57	$1.27	$1.22
Diluted weighted average shares outstanding	57,950	63,638	58,575	64,124
Cash dividends declared per common share	$0.20	$0.18	$0.40	$0.36
Dividend payout ratio (1)	31.68%	31.75%	31.46%	29.52%
Book value per common share (end of period)			$37.12	$34.90
Tangible book value per common share (2) (end of period)			$32.36	$30.56

			June 30,	December 31,
			2026	2025
Balance Sheet Data:
Total assets			$16,000,819	$15,844,994
Cash and due from banks			750,508	1,231,944
Securities			2,870,108	2,837,050
Loans held for sale			1,004,118	950,142
Loans held for investment, net of unearned income			8,672,927	8,311,952
Allowance for credit losses			(84,856)	(91,537)
Total deposits			10,514,053	10,878,080
Notes payable			148,703	148,587
Total stockholders' equity			2,156,296	2,197,606

Capital Ratios:
Common equity to assets ratio			13.29%	13.69%
Tangible common equity to tangible assets (2)			11.79%	12.17%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest accounting principles generally accepted in the United States (“GAAP”) measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and six months ended June 30, 2026 included the following contributions from our reportable business segments.

●	The banking segment contributed $51.2 million and $98.3 million of income before income taxes during the three and six months ended June 30, 2026;
●	The broker-dealer segment contributed $12.4 million and $27.2 million of income before income taxes during the three and six months ended June 30, 2026; and
●	The mortgage origination segment incurred $2.0 million and $4.4 million of losses before income taxes during the three and six months ended June 30, 2026.

During the six months ended June 30, 2026, we declared and paid total common dividends of $23.4 million.

On July 23, 2026, our board of directors declared a quarterly cash dividend of $0.22 per common share, a 10% increase from the prior quarter, payable on August 21, 2026 to all common stockholders of record as of the close of business on August 7, 2026.

In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock. In July 2026, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $200.0 million, an increase of $75.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2026, we paid $94.5 million to repurchase an aggregate of 2,488,216 shares of our common stock at an average price of $37.99 per share pursuant to the stock repurchase program. As a result of share repurchases during 2026, Hilltop has approximately $106 million of available share repurchase capacity through the expiration of the 2026 stock repurchase program in January 2027.

Reconciliation and Management’s Explanation of Non-GAAP Financial Measures

We present certain measures in our selected financial data that are not measures of financial performance recognized by GAAP. “Tangible book value per common share” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total common shares outstanding. “Tangible common equity to tangible assets” is defined as our total stockholders’ equity reduced by goodwill and other intangible assets, divided by total assets reduced by goodwill and other intangible assets. These measures are used by management, investors and analysts to assess the use of equity. For companies such as ours that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill and other intangible assets related to those transactions. You should not view this disclosure as a substitute for results determined in accordance with GAAP, and our disclosure is not necessarily comparable to that of other companies that use non-GAAP measures. The following tables reconcile these non-GAAP financial measures to the most comparable GAAP financial measures, “book value per common share” and “equity to total assets” (dollars in thousands, except per share data).

	June 30,
	2026	2025
Book value per common share	$37.12	$34.90
Effect of goodwill and intangible assets per share	(4.76)	(4.34)
Tangible book value per common share	$32.36	$30.56

	June 30,	December 31,
	2026	2025
Hilltop stockholders’ equity	$2,126,233	$2,168,401
Less: goodwill and intangible assets, net	272,572	273,052
Tangible common equity	$1,853,661	$1,895,349

Total assets	$16,000,819	$15,844,994
Less: goodwill and intangible assets, net	272,572	273,052
Tangible assets	$15,728,247	$15,571,942

Equity to assets	13.29%	13.69%
Tangible common equity to tangible assets	11.79%	12.17%

Recent Developments

Economic Environment

Our balance sheet, operating results and certain metrics during 2025 and the first six months of 2026 reflected uncertainty around general economic, market and business conditions that we expect will remain uncertain for the remainder of 2026. The extent of the impacts of uncertain economic conditions on our financial performance during the remainder of 2026 will depend in part on developments outside of our control, including, among others, changes in political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, and a volatile economic forecast. These conditions, coupled with exposure to changes in funding costs, inflationary pressures, elevated energy prices, and international armed conflicts and their impact on supply chains within our business segments during the first six months of 2026 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026.

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

Historically, high-profile banking failures periodically increase market uncertainty and concerns associated with banking sector liquidity positions, increase regulatory scrutiny and underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2025, deposit costs remained elevated despite actions we took to reduce the interest paid on our interest-bearing deposits. Our cost of deposits decreased during the six months ended June 30, 2026, compared to the same period of 2025, as a result of the rate reductions since September 2025. Additionally, at June 30, 2026, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

We expect that overall deposit funding costs will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at June 30, 2026.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and the continued active management of deposits and related funding costs that persisted through 2025 and into the first half of 2026, to continue during the remainder of 2026.

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

Continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products, including recent shift in market expectations related to a prolonged elevated interest rate environment, have resulted in a challenging environment associated with the mortgage origination segment’s short- and long-term financial condition, resulting in variability in their operating results.

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

	Three Months Ended June 30,		Variance 2026 vs 2025		Six Months Ended June 30,		Variance 2026 vs 2025
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net interest income (expense):
Banking	$99,470	$94,919	$4,551	5	$198,194	$185,469	$12,725	7
Broker-Dealer	12,981	13,151	(170)	(1)	24,874	24,719	155	1
Mortgage Origination	(866)	(2,302)	1,436	62	(1,794)	(3,699)	1,905	52
Corporate	1,456	(166)	1,622	977	2,885	(1,035)	3,920	379
All Other and Eliminations (1)	2,810	5,072	(2,262)	(45)	3,789	10,337	(6,548)	(63)
Hilltop Consolidated	$115,851	$110,674	$5,177	5	$227,948	$215,791	$12,157	6

Provision for (reversal of) credit losses:
Banking	$(1,027)	$(7,343)	$6,316	86	$732	$2,029	$(1,297)	(64)
Broker-Dealer	53	3	50	1,667	59	(31)	90	290
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Consolidated	$(974)	$(7,340)	$6,366	87	$791	$1,998	$(1,207)	(60)

Noninterest income:
Banking	$12,212	$11,892	$320	3	$23,292	$22,702	$590	3
Broker-Dealer	110,993	96,502	14,491	15	215,167	193,439	21,728	11
Mortgage Origination	78,969	90,248	(11,279)	(12)	151,938	158,023	(6,085)	(4)
Corporate	894	(628)	1,522	242	2,323	42,751	(40,428)	(95)
All Other and Eliminations (1)	(3,110)	(5,380)	2,270	42	(4,347)	(10,941)	6,594	60
Hilltop Consolidated	$199,958	$192,634	$7,324	4	$388,373	$405,974	$(17,601)	(4)

Noninterest expense:
Banking	$61,464	$59,226	$2,238	4	$122,447	$111,156	$11,291	10
Broker-Dealer	111,542	103,253	8,289	8	212,827	202,576	10,251	5
Mortgage Origination	80,118	84,736	(4,618)	(5)	154,519	159,396	(4,877)	(3)
Corporate	13,906	14,285	(379)	(3)	25,798	40,176	(14,378)	(36)
All Other and Eliminations	(294)	(324)	30	9	(552)	(655)	103	16
Hilltop Consolidated	$266,736	$261,176	$5,560	2	$515,039	$512,649	$2,390	0

Income (loss) before taxes:
Banking	$51,245	$54,928	$(3,683)	(7)	$98,307	$94,986	$3,321	3
Broker-Dealer	12,379	6,397	5,982	94	27,155	15,613	11,542	74
Mortgage Origination	(2,015)	3,210	(5,225)	(163)	(4,375)	(5,072)	697	14
Corporate	(11,556)	(15,079)	3,523	23	(20,590)	1,540	(22,130)	(1,437)
All Other and Eliminations	(6)	16	(22)	(138)	(6)	51	(57)	(112)
Hilltop Consolidated	$50,047	$49,472	$575	1	$100,491	$107,118	$(6,627)	(6)
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $227.9 million in net interest income during the six months ended June 30, 2026, compared with net interest income of $215.8 million during the six months ended June 30, 2025. The change in reportable business segment net interest income during the six months ended June 30, 2026, compared with the same period in 2025, primarily reflected improvements within the banking segment and corporate.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $130.7 million and $103.5 million in principal transactions, commissions and fees and $81.1 million and $80.4 million in investment banking, advisory and administrative fees during the six months ended June 30, 2026 and 2025, respectively.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the six months ended June 30, 2026 and 2025, we generated $151.8 million and $148.4 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $388.4 million and $406.0 million in noninterest income during the six months ended June 30, 2026 and 2025, respectively. The decrease in noninterest income during the six months ended June 30, 2026, compared to the same period in 2025, was predominantly attributable, as noted in the segment results table previously presented, to a decrease in pre-tax gains associated with merchant bank equity investment activity within corporate, partially offset by increased noninterest income within our broker-dealer segment from principal transactions, commissions and fees and within our mortgage origination segment from net gains from sale of loans.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended June 30, 2026 was $36.5 million, or $0.63 per diluted share, compared to $36.1 million, or $0.57 per diluted share, during the three months ended June 30, 2025. Income applicable to common stockholders during the six months ended June 30, 2026 was $74.4 million, or $1.27 per diluted share, compared to $78.2 million, or $1.22 per diluted share, during the six months ended June 30, 2025. Hilltop’s financial results during the three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025, are discussed in more detail below and within the respective “Banking Segment,” “Broker-Dealer Segment,” “Mortgage Origination Segment” and “Corporate” segment results sections that follow.

Certain items included in net income for the three and six months ended June 30, 2026 and 2025 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended June 30, 2026 and 2025 included net accretion on earning assets and liabilities of $0.8 million and $0.5 million, respectively, and amortization of identifiable intangibles of $0.2 million and $0.2 million, respectively, related to the Bank Transactions. During the six months ended June 30, 2026 and 2025, income before income taxes included net accretion on earning assets and liabilities of $2.1 million and $1.6 million, respectively, and amortization of identifiable intangibles of $0.5 million and $0.5 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Return on average stockholders' equity (1)	6.89%	6.62%	7.01%	7.21%
Return on average assets (2)	0.99%	0.98%	1.01%	1.05%
Net interest margin (3) (4)	3.21%	3.01%	3.17%	2.93%
Leverage ratio (5) (end of period)			12.73%	13.11%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			18.34%	20.74%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 31 basis points and 24 basis points during the three months ended June 30, 2026 and 2025, respectively, and 31 basis points and 25 basis points during the six months ended June 30, 2026 and 2025, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended June 30, 2026 and 2025, purchase accounting contributed 2 and 2 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.23% and 3.04%, respectively. During the six months ended June 30, 2026 and 2025, purchase accounting contributed 3 and 3 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.19% and 2.95%, respectively The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $0.8 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended June 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$909,079	$13,303	5.79%	$923,726	$14,119	6.05%
Loans held for investment, gross (1)	8,493,343	121,229	5.73%	8,073,187	117,674	5.84%
Investment securities - taxable	2,518,187	28,359	4.50%	2,490,931	25,811	4.10%
Investment securities - non-taxable (2)	408,648	4,205	4.12%	360,557	3,891	4.27%
Federal funds sold and securities purchased under agreements to resell	100,327	1,043	4.17%	84,583	1,352	6.41%
Interest-bearing deposits in other financial institutions	469,051	4,269	3.65%	1,210,977	12,724	4.21%
Securities borrowed	1,444,723	15,340	4.20%	1,451,826	20,544	5.60%
Other	130,037	2,145	6.62%	127,638	1,871	5.88%
Interest-earning assets, gross (2)	14,473,395	189,893	5.26%	14,723,425	197,986	5.39%
Allowance for credit losses	(88,746)			(105,816)
Interest-earning assets, net	14,384,649			14,617,609
Noninterest-earning assets	1,012,012			968,459
Total assets	$15,396,661			$15,586,068

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,677,083	$45,285	2.37%	$7,868,600	$57,056	2.91%
Securities loaned	1,437,483	13,774	3.84%	1,440,958	17,662	4.92%
Notes payable and other borrowings	1,231,998	14,136	4.60%	955,618	11,789	4.95%
Total interest-bearing liabilities	10,346,564	73,195	2.84%	10,265,176	86,507	3.38%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,703,479			2,775,448
Other liabilities	191,985			330,616
Total liabilities	13,242,028			13,371,240
Stockholders’ equity	2,125,000			2,187,108
Noncontrolling interest	29,633			27,720
Total liabilities and stockholders' equity	$15,396,661			$15,586,068

Net interest income (2)		$116,698			$111,479
Net interest spread (2)			2.42%			2.01%
Net interest margin (2)			3.23%			3.04%

	Six Months Ended June 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$877,606	$25,656	5.81%	$817,003	$25,557	6.22%
Loans held for investment, gross (1)	8,395,989	238,962	5.74%	7,982,470	230,928	5.83%
Investment securities - taxable	2,524,008	55,278	4.38%	2,473,358	50,593	4.07%
Investment securities - non-taxable (2)	382,673	8,003	4.18%	340,951	7,144	4.17%
Federal funds sold and securities purchased under agreements to resell	93,884	2,006	4.31%	92,592	3,171	6.91%
Interest-bearing deposits in other financial institutions	662,332	11,810	3.60%	1,621,936	33,916	4.22%
Securities borrowed	1,440,159	29,543	4.08%	1,421,480	36,353	5.09%
Other	124,667	3,703	5.99%	122,427	3,763	6.20%
Interest-earning assets, gross (2)	14,501,318	374,961	5.21%	14,872,217	391,425	5.31%
Allowance for credit losses	(90,275)			(103,274)
Interest-earning assets, net	14,411,043			14,768,943
Noninterest-earning assets	1,007,789			990,457
Total assets	$15,418,832			$15,759,400

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,778,628	$93,610	2.43%	$8,026,633	$117,107	2.94%
Securities loaned	1,428,819	26,616	3.76%	1,411,552	32,398	4.63%
Notes payable and other borrowings	1,096,313	25,162	4.63%	1,010,422	24,684	4.93%
Total interest-bearing liabilities	10,303,760	145,388	2.85%	10,448,607	174,189	3.36%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,715,779			2,736,066
Other liabilities	229,782			360,948
Total liabilities	13,249,321			13,545,621
Stockholders’ equity	2,140,003			2,186,029
Noncontrolling interest	29,508			27,750
Total liabilities and stockholders' equity	$15,418,832			$15,759,400

Net interest income (2)		$229,573			$217,236
Net interest spread (2)			2.36%			1.95%
Net interest margin (2)			3.19%			2.95%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.8 million and $0.8 million during the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.4 million during the six months ended June 30, 2026 and 2025, respectively.

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

On a consolidated basis, the change in net interest income during the three and six months ended June 30, 2026, compared with the same periods in 2025, were primarily due to decreased funding costs on our deposits from rate decreases, partially offset by lower yields on loans held for investment and interest-bearing deposits in other institutions from rate decreases. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended June 30, 2026, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by a build in the allowance related to specific reserves, within the banking segment since the prior quarter. The provision for credit losses during the six months ended June 30, 2026 was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income increased during the three months ended June 30, 2026, compared with the same period in 2025, primarily due to net increases within our broker-dealer segment’s structured finance, wealth management and fixed income services business lines, partially offset a decrease within our mortgage origination segment due to multiple Settlement Agreement & Releases (the “Settlements”) whereby PrimeLending received an aggregate of $9.5 million from the respective parties in the second quarter of 2025. Noninterest income decreased during the six months ended June 30, 2026, compared with the same period in 2025, primarily due to the recognition within corporate of a pre-tax gain of $27.1 million associated with the sale of operations by a merchant bank equity investment in the first quarter of 2025 and due to the decrease noted above within the mortgage origination, partially offset by net increases within the broker-dealer segment’s structured finance, wealth management and fixed income business lines.

Noninterest expense increased during the three months ended June 30, 2026, compared with the same period in 2025, primarily due to an increase within our broker-dealer segment associated with increases in variable compensation expense and other segment operating costs, partially offset by a decrease in lender paid closing costs within our mortgage origination segment. Noninterest expense increased during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in professional fees within our banking segment due to the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred and an increase within our broker-dealer segment associated with increases in variable compensation expense and other segment operating costs, partially offset by a net decrease in employees’ compensation and benefits within corporate associated with the sale of a merchant bank equity investment in the first quarter of 2025. During 2025 and through the second quarter of 2026, we continued to experience increases in certain noninterest expenses, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue during the remainder of 2026.

Effective income tax rates during the three months ended June 30, 2026 and 2025 were 24.2% and 23.4%, respectively, and during the six months ended June 30, 2026 and 2025 were 23.4% and 23.1%, respectively. During the three and six months ended June 30, 2026 the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense and other permanent adjustments, partially offset by investments in tax-exempt instruments. During the three and six months ended June 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, other nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest income	$99,470	$94,919	$4,551	$198,194	$185,469	$12,725
Provision for (reversal of) credit losses	(1,027)	(7,343)	6,316	732	2,029	(1,297)
Noninterest income	12,212	11,892	320	23,292	22,702	590
Noninterest expense	61,464	59,226	2,238	122,447	111,156	11,291
Income before income taxes	$51,245	$54,928	$(3,683)	$98,307	$94,986	$3,321

The decrease in income before income taxes during the three months ended June 30, 2026, compared with the same period in 2025, was primarily due to a decrease in the reversal of credit losses and an increase in noninterest expense, partially offset by an increase in net interest income. The increase in income before income taxes during the six months ended June 30, 2026, compared with the same period in 2025, was primarily due to an increase in net interest income and a decrease in the provision for credit losses, partially offset by an increase in noninterest expense. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment's overall deposit costs decreased during the first six months of 2026, primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate towards the end of 2025. Future decisions on the costs of deposits will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Efficiency ratio (1)	55.03%	55.45%	55.28%	53.40%
Return on average assets (2)	1.28%	1.35%	1.23%	1.15%
Net interest margin (3)	3.42%	3.16%	3.40%	3.06%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.16)%	(0.05)%	(0.19)%	(0.14)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended June 30, 2026 and 2025, purchase accounting contributed 3 and 3 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.42% and 3.17%, respectively. During the six months ended June 30, 2026 and 2025, purchase accounting contributed 4 and 3 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.40% and 3.07%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended June 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$—	$—	—%	$29,303	$257	3.47%
Loans held for investment, gross (1)	8,141,611	114,737	5.65%	7,699,335	111,540	5.81%
Subsidiary warehouse lines of credit	888,068	14,039	6.25%	911,850	16,137	7.00%
Investment securities - taxable	2,045,129	16,462	3.22%	2,080,298	17,222	3.28%
Investment securities - non-taxable (2)	106,649	926	3.47%	106,546	960	3.60%
Federal funds sold and securities purchased under agreements to resell	10,660	108	4.08%	63,567	732	4.62%
Interest-bearing deposits in other financial institutions	442,181	4,173	3.79%	1,113,625	12,326	4.44%
Other	39,749	645	6.51%	38,033	411	4.33%
Interest-earning assets, gross (2)	11,674,047	151,090	5.19%	12,042,557	159,585	5.32%
Allowance for credit losses	(88,622)			(105,727)
Interest-earning assets, net	11,585,425			11,936,830
Noninterest-earning assets	754,340			750,466
Total assets	$12,339,765			$12,687,296

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,766,239	$49,129	2.54%	$7,912,724	$62,672	3.18%
Notes payable and other borrowings	294,766	2,331	3.17%	295,822	1,804	2.45%
Total interest-bearing liabilities	8,061,005	51,460	2.56%	8,208,546	64,476	3.15%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,822,190			2,902,062
Other liabilities	86,530			85,018
Total liabilities	10,969,725			11,195,626
Stockholders’ equity	1,370,040			1,491,670
Total liabilities and stockholders’ equity	$12,339,765			$12,687,296

Net interest income (2)		$99,630			$95,109
Net interest spread (2)			2.63%			2.17%
Net interest margin (2)			3.42%			3.17%

	Six Months Ended June 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$—	$—	—%	$23,006	$653	5.68%
Loans held for investment, gross (1)	8,064,799	226,959	5.67%	7,643,058	219,349	5.79%
Subsidiary warehouse lines of credit	860,691	27,040	6.25%	808,519	28,434	6.99%
Investment securities - taxable	2,052,190	32,627	3.18%	2,048,746	33,258	3.25%
Investment securities - non-taxable (2)	107,237	1,895	3.53%	106,887	1,881	3.52%
Federal funds sold and securities purchased under agreements to resell	41,634	826	4.00%	55,221	1,268	4.63%
Interest-bearing deposits in other financial institutions	594,661	11,106	3.77%	1,479,977	32,627	4.45%
Other	39,493	1,022	5.22%	38,562	810	4.23%
Interest-earning assets, gross (2)	11,760,705	301,475	5.17%	12,203,976	318,280	5.26%
Allowance for credit losses	(90,167)			(103,197)
Interest-earning assets, net	11,670,538			12,100,779
Noninterest-earning assets	748,807			750,471
Total assets	$12,419,345			$12,851,250

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,868,148	$99,379	2.55%	$8,034,246	$128,257	3.22%
Notes payable and other borrowings	244,077	3,560	2.94%	334,401	4,215	2.54%
Total interest-bearing liabilities	8,112,225	102,939	2.56%	8,368,647	132,472	3.19%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,838,512			2,902,879
Other liabilities	87,978			90,618
Total liabilities	11,038,715			11,362,144
Stockholders’ equity	1,380,630			1,489,106
Total liabilities and stockholders’ equity	$12,419,345			$12,851,250

Net interest income (2)		$198,536			$185,808
Net interest spread (2)			2.61%			2.07%
Net interest margin (2)			3.40%			3.07%

(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.1 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.3 million during the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$(254)	$(3)	$(257)	$(648)	$(5)	$(653)
Loans held for investment, gross (2)	6,406	(3,209)	3,197	12,109	(4,499)	7,610
Subsidiary warehouse lines of credit (3)	(415)	(1,683)	(2,098)	1,808	(3,202)	(1,394)
Investment securities - taxable	(288)	(472)	(760)	56	(687)	(631)
Investment securities - non-taxable (4)	1	(35)	(34)	6	8	14
Federal funds sold and securities purchased under agreements to resell	(609)	(15)	(624)	(312)	(130)	(442)
Interest-bearing deposits in other financial institutions	(7,433)	(720)	(8,153)	(19,536)	(1,985)	(21,521)
Other	19	215	234	20	192	212
Total interest income (4)	(2,573)	(5,922)	(8,495)	(6,497)	(10,308)	(16,805)

Interest expense
Deposits	$(1,161)	$(12,382)	$(13,543)	$(2,652)	$(26,226)	$(28,878)
Notes payable and other borrowings	(6)	533	527	(1,138)	483	(655)
Total interest expense	(1,167)	(11,849)	(13,016)	(3,790)	(25,743)	(29,533)

Net interest income (4)	$(1,406)	$5,927	$4,521	$(2,707)	$15,435	$12,728
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included increases of $0.2 million and $0.4 million in accretion of discount on loans during the three and six months ended June 30, 2026, compared with the same periods in 2025. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of June 30, 2026, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income, but during a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The increase in net interest income during the three and six months ended June 30, 2026, compared to the same periods in 2025, as noted in the table above, was driven by decreased funding costs on our deposit products from rate decreases. This decrease was partially offset by lower earnings on interest‑earning assets due to reduced balances and lower yields and by increased interest income from loans held for investment reflecting higher loan volumes. The average rate paid on interest-bearing liabilities decreased 63 basis points from 3.19% for the six months ended June 30, 2025 to 2.56% for the six months ended June 30, 2026, while the average yield on interest-earning assets decreased 9 basis points from 5.26% for the six months ended June 30, 2025 to 5.17% for the six months ended June 30, 2026.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At June 30, 2026, approximately $455 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 16% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates were to continue to fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits decreased during the three and six months ended June 30, 2026, compared to the same periods in 2025. We expect such costs during the remainder of 2026 will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At June 30, 2026, total estimated uninsured deposits were $5.7 billion, or approximately 55% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $580.0 million and internal accounts of $388.6 million, were $4.8 billion, or approximately 45% of total deposits.

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

The banking segment retained approximately $58.7 million and $43.2 million in mortgage loans originated by the mortgage origination segment during the three months ended June 30, 2026 and 2025, respectively, and $113.6 million and $105.7 million in mortgage loans originated by the mortgage origination segment during the six months ended June 30, 2026 and 2025, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. During the three months ended June 30, 2026, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by a build in the allowance related to specific reserves, since the prior quarter. The provision for credit losses during the six months ended June 30, 2026 was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration. The net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2026 included a provision for credit losses of $1.9 million and $5.9 million, respectively, while collectively evaluated loans during the three and six months ended June 30, 2026 included a reversal of credit losses of $2.9 million and $5.2 million, respectively. The change in the allowance for credit losses during the noted period also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance for credit losses during the three and six months ended June 30, 2026 were also impacted by net charge-offs of $3.2 million and $7.5 million, respectively. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

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

The banking segment’s noninterest income increased slightly during the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due an increase in trust management fees, significantly offset by the receipt of a legal restitution payment during the second quarter of 2025 that compensated the Bank for previously incurred losses.

The banking segment’s noninterest expense increased during the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increases in professional fees, employees’ compensation and benefits and software costs. The increase in professional fees during the six months ended June 30, 2026, compared to the same period in 2025, was significantly driven by the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest income:
Wealth management:
Securities lending	$1,566	$2,882	$(1,316)	$2,927	$3,955	$(1,028)
Clearing services	2,497	2,249	248	4,803	4,794	9
Structured finance	3,823	2,751	1,072	6,554	5,413	1,141
Fixed income services	618	140	478	754	(28)	782
Other	4,477	5,129	(652)	9,836	10,585	(749)
Total net interest income	12,981	13,151	(170)	24,874	24,719	155
Noninterest income:
Principal transactions, commissions and fees by business line (1) (2):
Fixed income services (3)	12,249	10,894	1,355	25,681	19,736	5,945
Wealth management:
Retail	24,787	21,831	2,956	48,999	44,285	4,714
Clearing services	8,582	8,771	(189)	17,418	17,814	(396)
Structured finance (3)	20,172	11,190	8,982	40,429	30,168	10,261
Other	950	299	651	1,418	1,178	240
	66,740	52,985	13,755	133,945	113,181	20,764
Investment banking, advisory and administrative fees by business line (1):
Public finance services	30,113	30,800	(687)	53,710	56,189	(2,479)
Fixed income services	1,172	1,562	(390)	1,629	1,658	(29)
Wealth management:
Retail	11,432	10,219	1,213	22,880	20,217	2,663
Clearing services	691	576	115	1,405	1,114	291
Structured finance	690	548	142	1,287	1,151	136
Other	102	64	38	209	161	48
	44,200	43,769	431	81,120	80,490	630

Other (1):	53	(252)	305	102	(232)	334
Total noninterest income	110,993	96,502	14,491	215,167	193,439	21,728
Net revenue (4)	123,974	109,653	14,321	240,041	218,158	21,883
Noninterest expense:
Variable compensation (5)	43,003	36,172	6,831	79,472	69,455	10,017
Non-variable compensation and benefits	33,858	37,321	(3,463)	68,661	72,102	(3,441)
Segment operating costs (6)	34,734	29,763	4,971	64,753	60,988	3,765
Total noninterest expense	111,595	103,256	8,339	212,886	202,545	10,341

Income before income taxes	$12,379	$6,397	$5,982	$27,155	$15,613	$11,542
(1)	During the fourth quarter of 2025, certain financial statement line items within the noninterest income section of the consolidated income statement were reclassified to better align disclosures to business activities. These reclassifications were applied retrospectively to all prior periods presented. Total noninterest income did not change as a result of these reclassifications.
(2)	Principal transactions, commissions and fees includes income from FDIC sweep investments with the banking segment of $2.5 million and $4.8 million during the three months ended June 30, 2026 and 2025, respectively, and $3.2 million and $9.7 million during the six months ended June 30, 2026 and 2025, respectively, that is eliminated in consolidation.
(3)	Noted balances during the prior period include certain reclassifications to conform to current period presentation.
(4)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(5)	Variable compensation represents performance-based commissions and incentives.
(6)	Segment operating costs include provision for (reversal of) credit losses associated with the broker-dealer segment within other noninterest expenses.

The increases in net revenue and income before income taxes for the three and six months ended June 30, 2026, compared with the same periods in 2025, were primarily due to improved revenues within the fixed income services, wealth management and structured finance business lines. These increases were offset by a decrease in the public finance services business line. The increase in the fixed income business line’s net revenues was due primarily to improved revenue earned from sales activities in both taxable and municipal capital markets divisions. The increase in the wealth management business line’s net revenue was driven by an increase in asset management fee revenues generated from managed customer assets and transactional commission revenues. The increase in the structured finance business line’s net revenues was primarily due to an increase in housing revenue period over period and an increase in commissions earned on the sale of agricultural insurance products and commodities transactions. The decrease in the public finance services business lines was due to a decrease in advisory fees. Income before income taxes for the three and six months ended June 30, 2026 were impacted by the increases in net revenue as described above and a net increase in noninterest expense.

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

Noninterest income increased during the three and six months ended June 30, 2026, compared with the same periods in 2025, primarily due to increases in principal transactions, commissions and fees and investment banking, advisory and administrative fees.

Principal transactions, commissions and fees increased during the three and six months ended June 30, 2026, compared with the same periods in 2025, primarily due to increases in commodities and over-the-counter sales commissions, income from hedging activities and an increase in housing revenue period over period.

Investment banking advisory and administrative fees increased during the three and six months ended June 30, 2026, compared with the same periods in 2025, primarily due to increases in fees earned from managed assets offset by a decrease in fees earned from public finance advisory services.

The increase in noninterest expense during the three and six months ended June 30, 2026, compared with the same periods in 2025, were primarily due to increases in variable compensation, which were in line with the increases in production revenue earned period over period. This increase in variable compensation expense was partially offset by decreases in employee benefits, primarily employee health insurance and severance expenses incurred in the prior year. Additionally, segment operating costs increased during the three and six months ended June 30, 2026, compared with the same periods in 2025, primarily due to increased legal and quotation costs.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total compensation as a % of net revenue (1)	62.0%	67.0%	61.7%	64.9%
Pre-tax margin (2)	10.0%	5.8%	11.3%	7.2%
FDIC insured program balances at the Bank (end of period)			$400,278	$550,971
Other FDIC insured program balances (end of period)			$1,250,761	$1,187,873
Customer funds on deposit, including short credits (end of period)			$185,470	$200,199

Public finance services:
Number of issues (3)	300	294	482	482
Aggregate amount of offerings (3)	$24,662,576	$23,544,088	$40,587,553	$37,471,789

Structured finance:
Lock production/TBA volume	$1,323,829	$1,153,810	$2,797,187	$1,965,711

Fixed income services:
Total volumes	$40,366,583	$48,567,691	$77,092,290	$96,018,002
Net inventory (end of period)			$583,763	$615,949

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			90	90
Independent registered representatives (end of period)			149	159
Correspondents (end of period)			91	95
Correspondent receivables (end of period)			$117,046	$105,044
Customer margin balances (end of period)			$283,868	$222,033

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,469,831	$1,436,594
Interest-bearing liabilities - stock loaned (end of period)			$1,469,829	$1,426,924
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during the prior period include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest expense	$(866)	$(2,302)	$1,436	$(1,794)	$(3,699)	$1,905
Noninterest income	78,969	90,248	(11,279)	151,938	158,023	(6,085)
Noninterest expense	80,118	84,736	(4,618)	154,519	159,396	(4,877)
Income (loss) before income taxes	$(2,015)	$3,210	$(5,225)	$(4,375)	$(5,072)	$697

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from home purchases during the spring and summer months to varying degrees, when more people tend to move and buy or sell homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, the sharp increase in average mortgage rates during 2022 and their continued elevation has adversely affected home purchase volume through the first half of 2026. This impact was further amplified by broader economic uncertainty during the same period. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from home purchases and refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2025 and through the first half of 2026, certain events initially triggered as early as 2022 have continued to challenge total mortgage market origination volumes because of their effect on the broader economy. These factors include higher average interest rates during this period when compared to the average of the three years prior to 2023, actions and communications by the Federal Reserve and ongoing geopolitical events. These events have adversely impacted the willingness and ability of some mortgage origination segment’s customers to conduct mortgage transactions. While prolonged shortages of home inventories have shown some improvement during 2025 and the first half of 2026, affordability challenges, in addition to uncertainties about the economy, continue to negatively impact customers’ abilities to purchase homes. Between September 2025 and December 2025, the Federal Reserve reduced the target range for the federal funds rate by a cumulative 75 basis points to 3.5% - 3.75%. Following these rate reductions, mortgage interest rates declined slightly during the first quarter of 2026, which had a modest positive impact on loan origination volumes from refinancings during the first half of 2026. In June 2026, the Federal Reserve maintained the target range for the federal funds rate at 3.5% - 3.75% and revised its economic outlook to reflect reduced expectations for near-term interest rate reductions. As a result, market expectations have shifted toward a prolonged elevated interest rate environment, which may continue to adversely affect housing affordability and refinancing demand. Additionally, mortgage origination volumes may remain affected by economic uncertainty, interest rate volatility and consumer sentiment. During the second quarter of 2026, mortgage interest rates increased but remained below second quarter 2025 mortgage interest rates. We expect loan production during the third quarter of 2026 to approximate the second quarter of 2026 due to the continuation of seasonal home purchase activity.

PrimeLending continues to evaluate its cost structure to address the current mortgage environment and we believe that ongoing cost-saving initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. Due to challenges and conditions discussed in detail within this section of segment results, the mortgage origination segment experienced operating losses during the three and six months ended June 30, 2026. In light of current macroeconomic challenges in the mortgage industry, the fair value of the mortgage origination reporting unit may decline, and we may be required to record a goodwill impairment charge. These conditions will continue to be considered during future impairment evaluations of goodwill.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s leverage ratio is below 6% (the “GNMA leverage ratio”). If this occurs, certain additional financial reporting submissions are required. During the first, third and fourth quarters of 2025, the operating loss ratios were below the 20% threshold, while during the second quarter of 2025, PrimeLending reported a HUD operating gain. During the first and second quarters of 2026, the operating loss ratio was below the 20% threshold at 3.3% and 2.9%, respectively. During 2025, PrimeLending received capital infusions from its parent company, PlainsCapital Bank, totaling $25 million and the GNMA leverage ratios remained above the required 6% during each quarter of 2025. During the first quarter of 2026, the GNMA leverage ratio remained above the required 6% at 7.3%, while during June 2026, PrimeLending received a $5 million capital infusion from PlainsCapital Bank and the GNMA leverage ratio remained above the required 6% at 6.4%. Additional capital infusions are likely in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During each quarter of 2025 and the first and second quarters of 2026, the capital ratio, including the 2025 and 2026 capital infusions previously noted, exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30% but is only considered if a company has four consecutive quarterly losses. During the second quarter of 2026, PrimeLending recognized four consecutive quarterly losses and the loss ratio was 0.5%. Any trends requiring notification to FNMA and FHLMC are formally reported to those entities.

During the three months ended June 30, 2026 the mortgage origination segment incurred a loss before income taxes, compared to income before income taxes during the three months ended June 30, 2025. The loss before income taxes was primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and net interest expense. The decrease in noninterest income was primarily attributable to the receipt by PrimeLending of $9.5 million under the Settlements during the second quarter of 2025. The loss before income taxes decreased during the six months ended June 30, 2026, compared with the same period in 2025, primarily due to decreases in noninterest expense and net interest expense.

While average mortgage interest rates increased between the first and second quarters of 2026, the second quarter 2026 average rates were below second quarter and total year 2025 average rates, respectively. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2026, as compared to 2025, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the six months ended June 30, 2026, funded volume through ABAs was approximately 10% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to increase to approximately 11% of loan volume of the mortgage origination segment during the remainder of 2026.

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

	Three Months Ended June 30,					Six Months Ended June 30,
	2026		2025			2026		2025
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2026 vs 2025	Amount	Total	Amount	Total	2026 vs 2025
Mortgage Loan Originations - units	6,973		7,434		(461)	12,862		12,807		55

Mortgage Loan Originations - volume:
Conventional	$1,263,826	52.80%	$1,359,772	55.90%	$(95,946)	$2,397,250	54.21%	$2,324,975	55.69%	$72,275
Government	508,542	21.25%	557,762	22.93%	(49,220)	948,530	21.45%	958,950	22.97%	(10,420)
Jumbo	185,323	7.74%	157,090	6.46%	28,233	328,350	7.42%	275,182	6.59%	53,168
Other	435,851	18.21%	357,895	14.71%	77,956	748,138	16.92%	615,753	14.75%	132,385
	$2,393,542	100.00%	$2,432,519	100.00%	$(38,977)	$4,422,268	100.00%	$4,174,860	100.00%	$247,408

Home purchases	$2,075,078	86.69%	$2,168,690	89.15%	$(93,612)	$3,503,235	79.22%	$3,697,250	88.56%	$(194,015)
Refinancings	318,464	13.31%	263,829	10.85%	54,635	919,033	20.78%	477,610	11.44%	441,423
	$2,393,542	100.00%	$2,432,519	100.00%	$(38,977)	$4,422,268	100.00%	$4,174,860	100.00%	$247,408

Texas	$645,455	26.97%	$716,022	29.44%	$(70,567)	$1,161,950	26.27%	$1,264,632	30.29%	$(102,682)
California	195,174	8.15%	185,131	7.61%	10,043	368,761	8.34%	321,525	7.70%	47,236
South Carolina	144,835	6.05%	143,254	5.89%	1,581	283,983	6.42%	240,131	5.75%	43,852
Missouri	104,832	4.38%	115,480	4.75%	(10,648)	192,045	4.34%	180,661	4.33%	11,384
Florida	88,660	3.70%	87,550	3.60%	1,110	173,148	3.92%	160,898	3.85%	12,250
Ohio	97,615	4.08%	74,955	3.08%	22,660	171,909	3.89%	131,005	3.14%	40,904
Arizona	78,628	3.29%	76,080	3.13%	2,548	166,648	3.77%	135,837	3.25%	30,811
Washington	90,476	3.78%	68,200	2.80%	22,276	158,292	3.58%	115,347	2.76%	42,945
New York	82,207	3.43%	95,580	3.93%	(13,373)	155,769	3.52%	162,181	3.88%	(6,412)
Massachusetts	38,124	1.59%	63,096	2.59%	(24,972)	94,111	2.13%	87,142	2.09%	6,969
All other states	827,536	34.58%	807,171	33.18%	20,365	1,495,652	33.82%	1,375,501	32.96%	120,151
	$2,393,542	100.00%	$2,432,519	100.00%	$(38,977)	$4,422,268	100.00%	$4,174,860	100.00%	$247,408

Mortgage Loan Sales - volume:
Third parties	$1,982,698	97.13%	$2,092,058	97.98%	$(109,360)	$3,948,772	97.20%	$3,774,106	97.27%	$174,666
Banking segment	58,689	2.87%	43,233	2.02%	15,456	113,632	2.80%	105,740	2.73%	7,892
	$2,041,387	100.00%	$2,135,291	100.00%	$(93,904)	$4,062,404	100.00%	$3,879,846	100.00%	$182,558

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

The mortgage origination segment’s total loan origination volume decreased 1.6% and increased 5.9%, respectively, during the three and six months ended June 30, 2026, compared to the same periods in 2025, while the loss before income taxes increased 162.8% and decreased 13.7%, respectively, during the same periods. The loss before income taxes during the three months ended June 30, 2026, compared to the income before income taxes during the same period in 2025, was primarily due to a decrease in other income, partially offset by decreases in lender paid closing costs, non-

variable compensation and benefits and net interest expense. The decrease in the loss before income taxes during the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to increase in net gains from sale of loans and decreases in non-variable compensation and benefits and lender paid closing costs. These positive changes were partially offset by a decrease in other income and an unfavorable change in the net fair value and related derivative activity associated with interest rate lock commitments and loans held for sale and an increase in variable compensation. The decrease in other income during both periods was attributable to the receipt by PrimeLending of $9.5 million under the Settlements during the second quarter of 2025.

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gains from mortgage loan sales (basis points):
Loans sold to third parties (1)	217	223	233	222
Broker fee income (2)	12	10	13	10
Impact of loans retained by banking segment	(6)	(5)	(7)	(6)
As reported	223	228	239	226
Variable compensation as a percentage of total compensation	56.8%	56.2%	54.6%	51.8%
Mortgage servicing rights asset ($000's) (end of period) (3)			$22,755	$7,887
(1)	Net gains from mortgage loans sold to third parties reflects provisions for anticipated indemnification claims and penalties for early payoff of loans which had the effect of lowering such net gains from mortgage loans sold to third parties by 8 basis points and 7 basis points during the three months ended June 30, 2026 and 2025, respectively, and 7 basis points and 12 basis points during the six months ended June 30, 2026 and 2025, respectively.
(2)	Broker fee income is earned by the mortgage origination segment for facilitating mortgage loan transactions between PrimeLending customers and third-party mortgage lenders when the requested loan products are not offered by PrimeLending.
(3)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit with the Bank, and related intercompany financing costs. Net interest expense decreased during the three and six months ended June 30, 2026, as compared to the same periods in 2025, primarily due to a decline in the negative net interest margin.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net gains from sale of loans	$45,611	$48,647	$(3,036)	$96,930	$87,643	$9,287
Mortgage loan origination fees and other related income	30,294	28,738	1,556	52,209	51,189	1,020
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	2,215	3,005	(790)	1,171	8,621	(7,450)
Mortgage servicing rights asset	(885)	(290)	(595)	(1,709)	(548)	(1,161)
Servicing fees	1,734	633	1,101	3,337	1,603	1,734
Other	—	9,515	(9,515)	—	9,515	(9,515)
Total noninterest income	$78,969	$90,248	$(11,279)	$151,938	$158,023	$(6,085)

Net gains from sale of loans decreased 6.2% and increased 10.6%, respectively, while total loans sales volume decreased 4.4% and increased 4.7%, respectively, during the three and six months ended June 30, 2026, compared with the same periods in 2025. During the three months ended June 30, 2026, the decrease in net gains from sales of loans was primarily the result of the decrease in mortgage loan sale volume. During the six months ended June 30, 2026, the increase in net gains from sales of loans was the result of an increase in mortgage loan sale volume and an increase in average loan sale margin.

Mortgage loan origination fees and other related income increased 5.4% and 2.0%, respectively, during the three and six months ended June 30, 2026, compared with the same periods in 2025. During the three months ended June 30, 2026, the increase in mortgage loan origination fees and other related income was due to an increase in average mortgage loan origination fees, partially offset by a decrease in loan origination volume. During the six months ended June 30, 2026, compared to the same periods in 2025, the increase in mortgage loan origination fees and other related income was due to an increase in loan origination volume, partially offset by a decrease average mortgage loan origination fees.

During the second quarter of 2025, PrimeLending entered into the Settlements related to a matter whereby PrimeLending received an aggregate of $9.5 million from the respective parties. The full amount associated with the legal settlements was recorded within other noninterest income during the second quarter of 2025.

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

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended June 30, 2026 and 2025 were $58.7 million and $43.2 million, respectively, and $113.6 million and $105.7 million during the six months ended June 30, 2026 and 2025, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s interest rate lock commitments (“IRLCs”) and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The increase in net fair value of IRLCs and loans held for sale during the three and six months ended June 30, 2026, was primarily the result of an increase in the average value of individual IRLCs and loans held for sale during the periods. In addition, during March 2026, a $0.8 million positive fair value adjustment to approximately $20 million of loans held for sale that could not be sold through normal sale channels or were non-performing was recorded. The sale of these loans was completed in June 2026 at an amount that approximated their fair value as of March 31, 2026.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and six months ended June 30, 2026, PrimeLending retained servicing on approximately 9% and 8%, respectively, of loans sold, compared with approximately 4% and 5%, respectively, of loans sold during the same periods in 2025. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation.

The mortgage origination segment uses derivative financial instruments, including U.S. Treasury bond futures and options and MBS commitments, to mitigate interest rate risk associated with its MSR asset. Changes in the net fair value of the MSR asset and the related derivatives are associated with normal customer payments, changes in discount rates, prepayment speed assumptions and customer payoffs. During the three months ended June 30, 2026 and 2025, changes in the net fair value of the MSR asset and the related derivatives resulted in net losses of $0.9 million and $0.3 million, respectively, and net losses of $1.7 million and $0.5 million, respectively, during the six months ended June 30, 2026 and 2025.

During the first quarter of 2025, the mortgage origination segment expensed $0.8 million for amounts paid to the purchasers of MSR assets for loans included in a 2024 sale which prepaid within a defined period of time outlined in the sale agreements. At June 30, 2025, the mortgage origination segment serviced approximately $536 million of loan volume, valued at $7.9 million. As of June 30, 2026, the mortgage origination segment serviced approximately $1.4 billion of loan volume, valued at $22.9 million. PrimeLending does not currently expect the level of MSR assets to be significant in the short-term.

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Variable compensation	$34,514	$34,975	$(461)	$63,237	$59,807	$3,430
Non-variable compensation and benefits	26,224	27,239	(1,015)	52,588	55,746	(3,158)
Segment operating costs	16,731	18,063	(1,332)	33,630	35,931	(2,301)
Lender paid closing costs	1,884	4,174	(2,290)	3,553	6,674	(3,121)
Servicing expense	765	285	480	1,511	1,238	273
Total noninterest expense	$80,118	$84,736	$(4,618)	$154,519	$159,396	$(4,877)

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

While total loan origination volume decreased 1.6% and increased 5.9% during the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, the aggregate non-variable compensation and benefits decreased 3.7% and 5.7%, respectively, during the same periods. The decrease in non-variable compensation and benefits during the three and six months ended June 30, 2026, compared to the same periods in 2025, were primarily due to a decrease in salaries associated with reduction in underwriting and loan fulfillment, operations and corporate headcount during 2025 as PrimeLending continued to evaluate its cost structure to address the current mortgage environment. In addition, during the three and six months ended June 30, 2026, compared to the same periods in 2025, segment operating costs declined.

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

Between January 1, 2017 and June 30, 2026, the mortgage origination segment sold mortgage loans totaling $130.2 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2017, it does not anticipate experiencing significant losses in the future on loans originated prior to 2017 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2017 and June 30, 2026 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$258,071	0.20%	$—	—%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	244,797	0.19%	28,588	0.02%
	$502,868	0.39%	$28,588	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

For each loan, when the mortgage origination segment concludes its obligation to a claimant is both probable and reasonably estimable, the mortgage origination segment has established a specific claims indemnification liability reserve.

An additional indemnification liability reserve has been established for probable agency, investor or other party losses that may have been incurred but not yet reported to the mortgage origination segment based upon a reasonable estimate of such losses. Factors considered in the calculation of this reserve include, but are not limited to, the total volume of loans sold exclusive of specific claimant requests, actual claim inquiries, claim settlements and the severity of estimated losses resulting from future claims, and the mortgage origination segment’s history of successfully curing defects identified in claim requests.

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the second quarter of 2026 and 2025, there were no adjustments made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At June 30, 2026 and December 31, 2025, the mortgage origination segment’s total indemnification liability reserve totaled $6.9 million and $6.9 million, respectively. The related provision for indemnification losses was $0.9 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest income (expense)	$1,456	$(166)	$1,622	$2,885	$(1,035)	$3,920
Noninterest income	894	(628)	1,522	2,323	42,751	(40,428)
Noninterest expense	13,906	14,285	(379)	25,798	40,176	(14,378)
Income (loss) before income taxes	$(11,556)	$(15,079)	$3,523	$(20,590)	$1,540	$(22,130)

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, industrial equipment manufacturing, industrial and mechanical construction, and aerospace and defense manufacturing, with an aggregate carrying value of approximately $92 million at June 30, 2026.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and six months ended June 30, 2026 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended June 30, 2026 and 2025 included recurring quarterly interest expense of $2.4 million on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes”). Interest expense during the three months ended June 30, 2025 also included interest expense of $0.7 million on our outstanding $50 million aggregate principal amount of subordinated notes due 2030 that were redeemed on May 15, 2025, respectively. Interest expense was $2.4 million and $3.1 million during the three months ended June 30, 2026 and 2025, respectively, and $4.7 million and $6.8 million during the six months ended June 30, 2026 and 2025, respectively.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with activities within our merchant bank subsidiary. During the three and six months ended June 30, 2025, noninterest income was significantly comprised of a pre-tax gain associated with the Company’s aggregate interest in Moser Holdings, LLC and reported primarily as a component of other noninterest income within the consolidated statements of operations.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the six months ended June 30, 2026, compared to the same period in 2025, the decrease in noninterest expenses was primarily driven by variable compensation associated with the sale of a merchant bank equity investment during the first quarter of 2025 and other changes associated with employees’ compensation and benefits.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at June 30, 2026, as compared with December 31, 2025.

Securities Portfolio

At June 30, 2026, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	June 30,	December 31,
	2026	2025
Trading securities, at fair value
U.S. Treasury securities	$—	$123
U.S. government agencies:
Bonds	34,769	37,222
Residential mortgage-backed securities	101,106	152,343
Collateralized mortgage obligations	27,724	58,611
Other	9,267	—
Corporate debt securities	63,299	41,136
States and political subdivisions	384,132	295,615
Private-label securitized product	21,400	9,547
Other	32,357	22,811
	674,054	617,408
Securities available for sale, at fair value
U.S. Treasury securities	—	4,943
U.S. government agencies:
Bonds	75,572	81,207
Residential mortgage-backed securities	361,458	391,060
Commercial mortgage-backed securities	278,927	240,336
Collateralized mortgage obligations	639,094	680,525
Corporate debt securities	65,220	61,992
States and political subdivisions	30,321	30,985
	1,450,592	1,491,048
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	288,824	265,349
Commercial mortgage-backed securities	105,606	122,636
Collateralized mortgage obligations	270,179	262,203
States and political subdivisions	80,566	78,141
	745,175	728,329

Equity securities, at fair value	287	265
Total securities portfolio	$2,870,108	$2,837,050

We had net unrealized losses of $68.6 million and $63.0 million at June 30, 2026 and December 31, 2025, respectively, related to the available for sale investment portfolio, and net unrealized losses of $58.5 million and $53.4 million at June 30, 2026 and December 31, 2025, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.2 million at June 30, 2026 and December 31, 2025, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At June 30, 2026, the banking segment’s securities portfolio of $2.1 billion was comprised of trading securities of $27 thousand, available for sale securities of $1.4 billion, held to maturity securities of $745.2 million and equity securities of $0.3 million, in addition to $10.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $674.0 million at June 30, 2026. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $90.3 million at June 30, 2026.

Corporate

At June 30, 2026, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $65.2 million and other assets of $19.5 million within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at June 30, 2026. In addition, as of June 30, 2026, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at June 30, 2026.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	June 30,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$2,255,080	$2,121,087
Owner occupied	1,559,387	1,533,173
Commercial and industrial	1,589,677	1,526,467
Construction and land development	955,407	894,011
1-4 family residential	1,880,058	1,861,654
Consumer	26,977	31,027
Broker-dealer	406,341	344,533
Loans held for investment, gross	8,672,927	8,311,952
Allowance for credit losses	(84,856)	(91,537)
Loans held for investment, net of allowance	$8,588,071	$8,220,415

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $9.1 billion and $8.8 billion at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $946.5 million was drawn. At December 31, 2025, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at June 30, 2026, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of June 30, 2026 (in thousands). There have not been changes in the real estate loan portfolio since December 31, 2025 that would significantly impact the banking segment’s geographic loan concentration risk.

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$172,100	$203,863	$12,924	$16,584	$29,287	$7,016	$69,175	$5,893	$516,842
Retail	168,188	95,501	21,281	39,348	17,688	10,978	35,606	11,100	399,690
Hotel/Motel	56,640	11,977	27,661	16,391	73	—	14,081	13,235	140,058
Multifamily	181,567	13,660	36,958	32,365	500	1,519	74,102	23,599	364,270
Industrial	263,556	92,337	4,688	4,393	7,612	2,893	30,336	7,890	413,705
All other	127,612	68,100	24,607	7,271	33,943	54,979	83,454	20,549	420,515
	$969,663	$485,438	$128,119	$116,352	$89,103	$77,385	$306,754	$82,266	$2,255,080
Owner occupied:
Office	$150,016	$82,117	$32,355	$17,862	$28,884	$11,044	$7,957	$2,390	$332,625
Retail	23,001	14,387	1,689	1,011	1,539	1,028	5,330	872	48,857
Industrial	218,221	47,301	47,180	12,322	21,632	7,490	31,941	70,935	457,022
All other	345,789	110,526	62,023	16,235	44,633	24,324	94,821	22,532	720,883
	$737,027	$254,331	$143,247	$47,430	$96,688	$43,886	$140,049	$96,729	$1,559,387
Total commercial real estate loans	$1,706,690	$739,769	$271,366	$163,782	$185,791	$121,271	$446,803	$178,995	$3,814,467

At June 30, 2026, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 46.1%, 22.7% and 11.6%, respectively, of the banking segment’s total loans held for investment at June 30, 2026. The banking segment’s loan concentrations were within regulatory guidelines at June 30, 2026.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At June 30, 2026, the Bank’s energy loan exposure was approximately $117 million of loans held for investment with unfunded commitment balances of approximately $31 million. The allowance for credit losses on the Bank’s energy portfolio was $1.2 million, or 1.0% of loans held for investment at June 30, 2026.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	June 30, 2026
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$1,188,392	$863,208	$203,480	$—	$2,255,080
Owner occupied	496,421	744,070	310,917	7,979	1,559,387
Commercial and industrial	2,196,092	282,151	63,485	—	2,541,728
Construction and land development	843,382	104,006	7,289	730	955,407
1-4 family residential	286,016	784,153	183,070	626,819	1,880,058
Consumer	17,013	9,769	195	—	26,977
Total	$5,027,316	$2,787,357	$768,436	$635,528	$9,218,637

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
June 30, 2026	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$662,759	$403,929	$1,066,688
Owner occupied	708,840	354,126	1,062,966
Commercial and industrial	241,388	104,248	345,636
Construction and land development	52,731	59,294	112,025
1-4 family residential	821,121	772,921	1,594,042
Consumer	9,708	256	9,964
Total	$2,496,547	$1,694,774	$4,191,321

In the table above, floating interest rate loans totaling $74.6 million as of June 30, 2026 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $406.3 million and $344.5 million at June 30, 2026 and December 31, 2025, respectively. This increase from December 31, 2025 to June 30, 2026 was primarily attributable to increases of $50.5 million, or 22%, from customer margin accounts and $8.5 million, or 8%, in receivables from correspondents.

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

	June 30,	December 31,
	2026	2025
Loans held for sale:
Unpaid principal balance	$886,130	$870,130
Fair value adjustment	15,544	16,025
	$901,674	$886,155
IRLCs:
Unpaid principal balance	$672,920	$456,734
Fair value adjustment	8,790	5,997
	$681,710	$462,731

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at June 30, 2026 and December 31, 2025 were $1.2 billion and $1.0 billion, respectively, while the related estimated fair values were ($0.5) million and ($1.9) million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of June 30, 2026, we utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2026. During our previous quarterly macroeconomic assessment as of March 31, 2026, we utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in March 2026. Management determined it appropriate to utilize the baseline macroeconomic scenario as of June 30, 2026 given the ongoing resilience of the U.S. economy despite the impact of elevated energy prices, international armed conflicts and tariffs best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast and based on the single macroeconomic scenario selected for respective period, to determine our best estimate of expected credit losses.

		As of
		June 30,	March 31,	December 31,	September 30,	June 30,
		2026	2026	2025	2025	2025
GDP growth rates:
	Q2 2025					1.9%
	Q3 2025				1.8%	0.6%
	Q4 2025			0.3%	0.8%	1.4%
	Q1 2026		3.4%	2.5%	1.4%	1.5%
	Q2 2026	2.4%	2.7%	2.2%	1.6%	1.4%
	Q3 2026	2.0%	2.1%	2.0%	1.6%	1.5%
	Q4 2026	1.9%	1.6%	1.9%	1.6%	1.7%
	Q1 2027	1.8%	1.5%	1.7%	1.7%
	Q2 2027	1.9%	1.7%	1.8%
	Q3 2027	1.8%	1.7%
	Q4 2027	1.9%

Unemployment rates:
	Q2 2025					4.2%
	Q3 2025				4.4%	4.3%
	Q4 2025			4.3%	4.4%	4.3%
	Q1 2026		4.5%	4.5%	4.4%	4.5%
	Q2 2026	4.2%	4.5%	4.6%	4.6%	4.7%
	Q3 2026	4.4%	4.5%	4.8%	4.7%	4.8%
	Q4 2026	4.5%	4.5%	4.8%	4.8%	4.8%
	Q1 2027	4.6%	4.5%	4.7%	4.7%
	Q2 2027	4.6%	4.5%	4.7%
	Q3 2027	4.6%	4.5%
	Q4 2027	4.6%

Since December 31, 2025, we updated our U.S. economic outlook to reflect our expectations of a period of moderate economic growth as elevated energy prices, international armed conflicts and tariffs weigh on the economy. Economic activity rebounded in the first quarter of 2026 following a weak fourth quarter during 2025. During the second quarter of 2026, the impact of higher energy prices was offset by larger tax returns. The labor market stabilized and the unemployment rate remained relatively stable at 4.2% in the second quarter of 2026. The Federal Reserve has paused rate cuts as inflation remains above target.

As of June 30, 2026, our U.S. economic forecast assumes that, despite the economic impact of elevated energy prices, international armed conflicts and tariffs, the economy will experience a period of moderate growth. The changes in real GDP on an annual average basis are 2.1% in 2026 and 1.9% in 2027. The unemployment rate is expected to gradually increase, peaking at 4.6% in the first half of 2027. The Federal Reserve maintains the federal funds rate target range of 3.5% to 3.75% throughout 2026. International armed conflicts and trade policy changes add uncertainty to the outlook.

During the three months ended June 30, 2026, the reversal of credit losses was primarily driven by changes in the U.S. economic outlook associated with collectively evaluated loans and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by a build in the allowance related to specific reserves, within the banking segment since the prior quarter. The provision for credit losses during the six months ended June 30, 2026 was primarily driven by a build in the allowance related to specific reserves and net charge-offs, partially offset by changes in the U.S. economic outlook associated with collectively evaluated and loan portfolio changes, including changes in loan mix and risk rating grade migration, within the banking segment. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and six months ended June 30, 2026 included a provision for credit losses of $1.9 million and $5.9 million, respectively, while collectively evaluated loans during the three and six months ended June 30, 2026 included a reversal of credit losses of $2.9 million and $5.2 million, respectively. The change in the allowance for credit losses during the noted period was primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, and changes in loan balances and qualitative factors from the prior quarter. The changes in the allowance during the three and six months ended June 30, 2026 were also impacted by net charge-offs of $3.2 million and $7.5 million, respectively.

As noted above, the combined net impact to the allowance of changes associated with individually and collectively evaluated loans have contributed to a net decrease in the allowance at June 30, 2026, compared to December 31, 2025. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.06% and 1.19% as of June 30, 2026 and December 31, 2025, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at June 30, 2026, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic forecast could adversely impact borrower cash flows and result in increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors have an increased level of risk, including real estate collateralized by office buildings, retail and auto note financing.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, are presented in the following table (dollars in thousands).

cv
			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
June 30, 2026	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$2,255,080	$24,446	1.08%
Owner occupied (2)	1,559,387	31,025	1.99%
Commercial and industrial (3)	1,309,895	18,261	1.39%
Construction and land development (4)	955,407	5,985	0.63%
Total commercial loans	6,079,769	79,717	1.31%

1-4 family residential	1,880,058	4,464	0.24%
Consumer	26,977	450	1.67%
Total retail loans	1,907,035	4,914	0.26%

Total commercial and retail loans	7,986,804	84,631	1.06%

Broker-dealer	406,341	85	0.02%
Mortgage warehouse lending	279,782	140	0.05%
Total loans held for investment	$8,672,927	$84,856	0.98%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At June 30, 2026, the office, retail and hotel/motel loans held for investment balances of approximately $517 million, $400 million and $140 million, respectively, had an allowance for credit losses of approximately $6 million, $2 million and $2 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.1%, 0.6% and 1.2%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At June 30, 2026, the industrial and office loans held for investment balances of approximately $457 million and $333 million, respectively, had an allowance for credit losses of approximately $8 million and $6 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.7% and 1.8%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At June 30, 2026, the auto note financing loans held for investment balance of approximately $39 million had an allowance for credit losses of approximately $35 thousand, and an allowance for credit losses as a percentage of total loans held for investment of 0.09%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At June 30, 2026, the retail and office loans held for investment balances of approximately $82 million and $33 million, respectively, had an allowance for credit losses of approximately $0.2 million and $0.5 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 0.3% and 1.7%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of June 30, 2026, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts of tariffs on the economy will be less than expected and the economic impact from international armed conflicts recede faster than expected. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow by 4.1% in the third quarter of 2026, 2.7% in the fourth quarter of 2026, 3.0% in the first quarter of 2027, and 3.2% in the second quarter of 2027. Average unemployment rates are expected to decline to 3.9% by the third quarter of 2026 and to 3.6% by the fourth quarter of 2026. Rates remain higher than in the baseline forecast due to stronger growth and the federal funds rate increases slightly to 3.7% in the third quarter of 2026 and remains stable through the remainder of 2026 and throughout 2027.

Compared to our economic forecast, the downside scenario assumes the economic impact of tariffs and international armed conflicts is worse than expected. The combination of rising oil prices, tariffs and rising inflation causes the economy to fall into recession in the third quarter of 2026. Real GDP is expected to decrease by 3.3% in the third quarter of 2026, 3.3% in the fourth quarter of 2026, and 3.8% in the first quarter of 2027. Average unemployment rates are expected to increase to 7.2% by the fourth quarter of 2026 and to 8.5% by the third quarter of 2027 and then revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 3.3% target by the fourth quarter of 2026 and to 1.4% by the fourth quarter of 2027.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $14 million or a weighted average expected loss rate of 0.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $52 million or a weighted average expected loss rate of 1.8% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loans Held for Investment:
Balance, beginning of period	$88,997	$106,197	$91,537	$101,116
Provision for (reversal of) credit losses	(974)	(7,340)	791	1,998
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—	—	—
Owner occupied	—	10	—	18
Commercial and industrial	251	150	595	271
Construction and land development	—	—	—	—
1-4 family residential	4	12	60	20
Consumer	18	39	53	62
Broker-dealer	—	—	—	—
Total recoveries	273	211	708	371
Loans charged off:
Commercial real estate:
Non-owner occupied	—	—	—	918
Owner occupied	—	—	—	—
Commercial and industrial	3,362	743	7,662	4,175
Construction and land development	—	269	137	269
1-4 family residential	26	—	237	—
Consumer	52	95	144	162
Broker-dealer	—	—	—	—
Total charge-offs	3,440	1,107	8,180	5,524
Net charge-offs	(3,167)	(896)	(7,472)	(5,153)
Balance, end of period	$84,856	$97,961	$84,856	$97,961

Average loans held for investment for the period	$8,493,343	$8,073,187	$8,395,989	$7,982,470
Total loans held for investment (end of period)			$8,672,927	$8,061,204

Loans Held for Sale:
Average loans held for sale for the period	$909,079	$923,726	$877,606	$817,003
Total loans held for sale (end of period)			$1,004,118	$979,875

Selected Credit Metrics:
Net charge-offs to average total loans held for investment (1)	(0.15)%	(0.04)%	(0.18)%	(0.13)%
Non-accrual loans:
Loans held for investment (end of period)			$50,490	$67,472
Loans held for sale (end of period)			$4,312	$5,271
Non-accrual loans to total loans (end of period)			0.57%	0.80%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)			0.88%	1.08%
Total loans held for investment (end of period)			0.98%	1.22%
Total non-accrual loans (end of period)			154.84%	134.67%
Non-accrual loans held for investment (end of period)			168.06%	145.19%
(1)	Net charge-offs to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following tables for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment increased by $1.5 million from December 31, 2025 to June 30, 2026. This increase was primarily due to increases in commercial real estate non-owner occupied loans and commercial real estate owner occupied loans, partially offset by a decrease in commercial industrial loans.

The following tables present additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended June 30, 2026	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$24,446	$—	$2,195,123	—%
Owner occupied	31,025	—	1,568,394	—%
Commercial and industrial	18,401	(3,111)	1,520,759	(0.82)%
Construction and land development	5,985	—	958,110	—%
1-4 Family Residential	4,464	(22)	1,871,143	(0.00)%
Consumer	450	(34)	27,917	(0.49)%
Broker-Dealer	85	—	351,897	—%
Total	$84,856	$(3,167)	$8,493,343	(0.15)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Six Months Ended June 30, 2026	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$24,446	$—	$2,158,088	—%
Owner occupied	31,025	—	1,554,846	—%
Commercial and industrial	18,401	(7,067)	1,504,627	(0.95)%
Construction and land development	5,985	(137)	950,391	(0.03)%
1-4 Family Residential	4,464	(177)	1,868,274	(0.02)%
Consumer	450	(91)	28,401	(0.65)%
Broker-Dealer	85	—	331,362	—%
Total	$84,856	$(7,472)	$8,395,989	(0.18)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended June 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$27,837	$—	$2,002,901	—%
Owner occupied	34,154	10	1,454,650	0.00%
Commercial and industrial	23,015	(593)	1,505,211	(0.16)%
Construction and land development	7,341	(269)	860,912	(0.13)%
1-4 Family Residential	5,057	12	1,850,516	0.00%
Consumer	538	(56)	24,923	(0.90)%
Broker-Dealer	19	—	374,074	—%
Total	$97,961	$(896)	$8,073,187	(0.04)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Six Months Ended June 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$27,837	$(918)	$1,973,733	(0.09)%
Owner occupied	34,154	18	1,448,940	0.00%
Commercial and industrial	23,015	(3,904)	1,485,302	(0.53)%
Construction and land development	7,341	(269)	872,866	(0.06)%
1-4 Family Residential	5,057	20	1,837,421	0.00%
Consumer	538	(100)	24,561	(0.82)%
Broker-Dealer	19	—	339,647	—%
Total	$97,961	$(5,153)	$7,982,470	(0.13)%

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

	June 30, 2026		December 31, 2025
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$24,446	26.00%	$24,265	25.52%
Owner occupied	31,025	17.98%	34,035	18.44%
Commercial and industrial	18,401	18.33%	21,280	18.36%
Construction and land development	5,985	11.02%	7,398	10.76%
1-4 family residential	4,464	21.68%	4,136	22.40%
Consumer	450	0.31%	397	0.37%
Broker-dealer	85	4.68%	26	4.15%
Total	$84,856	100.00%	$91,537	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
Commercial real estate:
Non-owner occupied	$24,446	$22,303	$24,265	$28,716	$27,837
Owner occupied	31,025	33,880	34,035	30,576	34,154
Commercial and industrial	18,401	21,934	21,280	22,752	23,015
Construction and land development	5,985	6,342	7,398	7,356	7,341
1-4 family residential	4,464	4,156	4,136	5,201	5,057
Consumer	450	350	397	438	538
Broker-dealer	85	32	26	129	19
	$84,856	$88,997	$91,537	$95,168	$97,961

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$8,238	$7,953	$9,402	$7,918
Other noninterest expense	(949)	1,161	(2,113)	1,196
Balance, end of period	$7,289	$9,114	$7,289	$9,114

During the three months ended June 30, 2026, the decrease in the reserve for unfunded commitments was primarily due to decreases in expected loss rates, while during the six months ended June 30, 2026, the decrease in the reserve for unfunded commitments was primarily due to decreases in commitment balances and expected loss rates. During the three and six months ended June 30, 2025, the increases in the reserve for unfunded commitments were primarily due to increases in commitment balances.

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

At June 30, 2026, we had $186.7 million of potential problem loans, compared to $124.9 million at December 31, 2025. Our potential problem loans designated as substandard accrual at June 30, 2026 and December 31, 2025, totaled $170.5 million and $124.9 million, respectively. The increase from December 31, 2025 to June 30, 2026 was primarily attributable to increases in commercial real estate non-owner occupied loans and commercial and industrial loans, partially offset by a decrease in 1-4 family residential loans. Of the $170.5 million of potential problem loans designated as substandard accrual at June 30, 2026, $78.7 million, $43.7 million and $36.0 million were associated with commercial real estate non-owner occupied loans, commercial real estate owner occupied loans and commercial and industrial loans, respectively, compared to $32.1 million, $42.2 million and $32.9 million, respectively, at December 31, 2025.

Potential problem loans designated as special mention comprised of five credit relationships totaling $16.2 million at June 30, 2026, while at December 31, 2025 there were no potential problem loans designated as special mention.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	June 30,	December 31,
	2026	2025	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$13,785	$3,873	$9,912
Owner occupied	10,769	5,617	5,152
Commercial and industrial	17,567	28,581	(11,014)
Construction and land development	690	1,010	(320)
1-4 family residential	11,991	14,367	(2,376)
Consumer	—	—	—
Broker-dealer	—	—	—
Non-accrual loans	$54,802	$53,448	$1,354

Non-accrual loans as a percentage of total loans	0.57%	0.58%	(0.01)%

Other real estate owned	$7,466	$8,020	$(554)

Other repossessed assets	$—	$—	$—

Non-performing assets	$62,268	$61,468	$800

Non-performing assets as a percentage of total assets	0.39%	0.39%	—%

Loans past due 90 days or more and still accruing	$40,226	$33,811	$6,415

At June 30, 2026, non-accrual loans included 27 commercial and industrial relationships with loans secured by notes receivable, accounts receivable and inventory. Commercial and industrial non-accrual loans decreased by $11.0 million from December 31, 2025 to June 30, 2026. Non-accrual loans at June 30, 2026 also included $4.3 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2025, non-accrual loans included 29 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and inventory. Non-accrual loans at December 31, 2025 also included $4.4 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) decreased from December 31, 2025 to June 30, 2026, primarily due to disposals and valuation adjustments totaling $1.7 million, partially offset by additions totaling $1.2 million. At both June 30, 2026 and December 31, 2025, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended June 30, 2026 was 2.54%, compared to 2.56% during the three months ended March 31, 2026 and 3.18% during the three months ended June 30, 2025.

Given the cumulative 175-basis point decrease in interest rates since September 2024 and current deposit levels, the Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 75%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 58%. We expect that the Bank’s cost related to interest-bearing deposits during 2026 to continue to be driven by various factors, including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Six Months Ended June 30,
	2026		2025
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,715,779	0.00%	$2,736,066	0.00%
Interest-bearing deposits:
Demand	6,404,284	2.33%	6,563,272	2.83%
Savings	227,635	0.94%	228,913	1.00%
Time	1,146,709	3.26%	1,234,448	3.88%
	7,778,628	2.43%	8,026,633	2.94%
Total deposits	$10,494,407	1.80%	$10,762,699	2.19%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at June 30, 2026, compared with approximately $15 million at December 31, 2025. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At June 30, 2026, total estimated uninsured deposits were $5.7 billion, or approximately 55% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $580.0 million and internal accounts of $388.6 million, were $4.8 billion, or approximately 45% of total deposits. Total estimated uninsured deposits were $5.9 billion, or approximately 54% of total deposits, as of December 31, 2025.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of June 30, 2026 (in thousands).

Months to maturity:
3 months or less	$191,521
3 months to 6 months	58,352
6 months to 12 months	32,706
Over 12 months	55,473
$338,052

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	June 30, 2026		December 31, 2025
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$1,243,214	3.99%	$676,882	4.16%
Notes payable	148,703	6.40%	148,587	6.68%
	$1,391,917	4.33%	$825,469	4.63%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The increase in short-term borrowings at June 30, 2026, compared with December 31, 2025, primarily reflected increases in federal funds purchased by the banking segment, short-term bank loans and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by a decrease in commercial paper by the broker-dealer segment. Notes payable at June 30, 2026 and December 31, 2025 was comprised of the 2035 Subordinated Notes, net of origination fees.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At June 30, 2026, Hilltop had $300.6 million in cash and cash equivalents, an increase of $87.9 million from $212.7 million at December 31, 2025. This increase in cash and cash equivalents was primarily due to the receipt of $235.0 million of dividends from subsidiaries, partially offset by cash outflows from $94.5 million in stock repurchases, $23.4 million in cash dividends declared and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Economic Environment

As previously discussed, operational and financial headwinds during 2025 and the first half of 2026 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026. The extent of the impact of uncertain economic conditions on our financial performance during the remainder of 2026, will depend in part on developments outside of our control, including, among others, changes in the political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. These conditions, coupled with exposure to changes in funding costs, inflationary pressures, elevated energy prices, and international armed conflicts and their impact on supply chains have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026. We will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On July 23, 2026, our board of directors declared a quarterly cash dividend of $0.22 per common share, payable on August 21, 2026 to all common stockholders of record as of the close of business on August 7, 2026.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock. In July 2026, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $200.0 million, an increase of $75.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the six months ended June 30, 2026, Hilltop paid $94.5 million to repurchase an aggregate of 2,488,216 shares of our common stock at an average price of $37.99 per share pursuant to the stock repurchase program. As a result of share repurchases during 2026, Hilltop has approximately $106 million of available share repurchase capacity through the expiration of the 2026 stock repurchase program in January 2027.

Our share repurchases in excess of issuance may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During the three and six months ended June 30, 2026, an excise tax of $0.4 million and $0.8 million, respectively, on net share repurchases was accrued and recorded to retained earnings on the consolidated balance sheets, and reported as a component of repurchases of common stock, inclusive of taxes within the consolidated statements of stockholders’ equity. While we may complete transactions subject to the excise tax, we do not expect the tax to have a material impact to our financial condition or results of operations.

Subordinated Notes due 2035

On May 7, 2020, we completed a public offering of $150 million aggregate principal amount of 2035 Subordinated Notes with a scheduled maturity on May 15, 2035. The price to the public for the 2035 Subordinated Notes was 100% of the principal amount of the 2035 Subordinated Notes. The net proceeds from the offering, after deducting underwriting discounts and fees and expenses of $2.5 million, were $147.5 million.

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

The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At June 30, 2026, $150.0 million of our 2035 Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at June 30, 2026 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital
			Requirements Including	To Be Well
	June 30, 2026		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,180,148	9.73%	4.0%	5.0%
Hilltop	1,935,862	12.73%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,180,148	12.50%	7.0%	6.5%
Hilltop	1,935,862	18.34%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,180,148	12.50%	8.5%	8.0%
Hilltop	1,935,862	18.34%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,272,208	13.47%	10.5%	10.0%
Hilltop	2,178,008	20.63%	10.5%	N/A

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

	June 30,	December 31,
	2026	2025
FHLB capacity	$4,272	$4,352
Investment portfolio (available)	1,174	1,003
Fed deposits (excess daily requirements)	588	1,013
	$6,034	$6,368

During the second quarter of 2026, our overall deposit costs decreased, primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate towards the end of 2025. Future decisions on the cost of deposits will continue to be influenced by various factors including, but not limited to competitive pressures, broader economic conditions, future changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. At June 30, 2026, the Bank also accessed and included approximately $400 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop, Hilltop Securities and PrimeLending, collectively accounted for 15.36% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.15% of the Bank’s total deposits at June 30, 2026. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers finance their assets and operations primarily from their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables, subject to their respective compliance with broker-dealer net capital and customer protection rules. At June 30, 2026, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $150.0 million. At June 30, 2026, Hilltop Securities had $103.0 million in outstanding borrowings under its credit arrangements and had $30.0 million in outstanding borrowings under its credit facilities. The weighted average interest rate on its borrowings at June 30, 2026 was 4.79%.

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

As of June 30, 2026, the weighted average maturity of the CP Notes was 191 days at a rate of 4.93% with a weighted average remaining life of 91 days. At June 30, 2026, the aggregate amount outstanding under these secured arrangements was $246.6 million, which was collateralized by securities held for Hilltop Securities accounts valued at $270.1 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $910.7 million was drawn at June 30, 2026. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at June 30, 2026.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At June 30, 2026, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $35.7 million.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at June 30, 2026 and outstanding financial and performance standby letters of credit of $124.1 million at June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of June 30, 2026 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2025 Form 10-K, except as discussed below.

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

	June 30, 2026

	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$5,168,681	$1,338,862	$1,604,269	$683,014	$424,242	$9,219,068
Securities	354,382	222,148	488,981	393,012	802,338	2,260,861
Federal funds sold and securities purchased under agreements to resell	1,230,345	—	—	—	—	1,230,345
Other interest sensitive assets	11,904	—	—	—	59,862	71,766
Total interest sensitive assets	6,765,312	1,561,010	2,093,250	1,076,026	1,286,442	12,782,040

Interest sensitive liabilities:
Interest bearing checking	$6,485,451	$—	$—	$—	$—	$6,485,451
Savings	233,879	—	—	—	—	233,879
Time deposits	700,227	315,736	102,911	11,854	74	1,130,802
Notes payable and other borrowings	481,001	362	1,023	1,112	3,227	486,725
Total interest sensitive liabilities	7,900,558	316,098	103,934	12,966	3,301	8,336,857

Interest sensitivity gap	$(1,135,246)	$1,244,912	$1,989,316	$1,063,060	$1,283,141	$4,445,183

Cumulative interest sensitivity gap	$(1,135,246)	$109,666	$2,098,982	$3,162,042	$4,445,183

Percentage of cumulative gap to total interest sensitive assets	(8.88)%	0.86%	16.42%	24.74%	34.78%

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

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
June 30, 2026
	+200	$25,218	5.64%	$152,051	8.31%
	+100	$12,652	2.83%	$85,507	4.67%
	-50	$(2,340)	(0.52)%	$(57,882)	(3.16)%
	-100	$(2,285)	(0.51)%	$(132,394)	(7.24)%
	-200	$1,171	0.26%	$(332,711)	(18.19)%
December 31, 2025
	+200	$30,469	6.90%	$166,983	8.96%
	+100	$15,371	3.48%	$93,199	5.00%
	-50	$(4,202)	(0.95)%	$(71,006)	(3.81)%
	-100	$(5,876)	(1.33)%	$(159,611)	(8.56)%
	-200	$(1,513)	(0.34)%	$(391,594)	(21.01)%

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

	June 30, 2026
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$5,501	$39,351	$62,674	$276,601	$384,127
U.S. government and government agency obligations	2,493	(19,959)	(1,765)	114,972	95,741
Corporate obligations	26,224	3,477	9,535	32,302	71,538
Total debt securities	34,218	22,869	70,444	423,875	551,406
Corporate equity securities	135	—	—	—	135
Other	32,222	—	—	—	32,222
	$66,575	$22,869	$70,444	$423,875	$583,763

Weighted average yield
Municipal obligations	2.86%	4.56%	3.65%	4.39%	4.26%
U.S. government and government agency obligations	3.99%	4.17%	4.56%	6.76%	5.64%
Corporate obligations	4.62%	5.16%	5.62%	2.17%	4.04%

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

Consolidated

At June 30, 2026, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $150 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
June 30, 2026
	+200	$35,771	7.23%
	+100	$17,906	3.62%
	-50	$(6,484)	(1.31)%
	-100	$(12,398)	(2.51)%
	-200	$(20,238)	(4.09)%
December 31, 2025
	+200	$39,702	8.45%
	+100	$19,958	4.25%
	-50	$(8,485)	(1.81)%
	-100	$(16,910)	(3.60)%
	-200	$(25,981)	(5.53)%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2026	150,000	$38.01	150,000	$71,782,065
May 1 - May 31, 2026	1,000,000	37.50	1,000,000	34,278,965
June 1 - June 30, 2026	100,000	37.76	100,000	30,502,975
Total	1,250,000	$37.58	1,250,000
(1)	Average price paid per share includes commissions associated with such repurchases.
(2)	In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock. In July 2026, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

None of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the three months ended June 30, 2026.

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

HILLTOP HOLDINGS INC.

Date: July 24, 2026	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)