Form 10-Q
period 2026-09-30
Hilltop Holdings Inc.
filed 2026-10-23
CIK 1265131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant's common stock outstanding at October 22, 2026 was 56,789,014.

HILLTOP HOLDINGS INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$1,205,044	$1,231,944
Federal funds sold	650	650
Assets segregated for regulatory purposes	17,984	20,211
Securities purchased under agreements to resell	119,534	55,977
Securities:
Trading, at fair value	596,565	617,408
Available for sale, at fair value, net (amortized cost of $1,477,022 and $1,554,096, respectively)	1,372,913	1,491,048
Held to maturity, at amortized cost, net (fair value of $653,508 and $674,890, respectively)	740,235	728,329
Equity, at fair value	293	265
	2,710,006	2,837,050

Loans held for sale	625,597	950,142
Loans held for investment, net of unearned income	8,807,076	8,311,952
Allowance for credit losses	(93,862)	(91,537)
Loans held for investment, net	8,713,214	8,220,415

Broker-dealer and clearing organization receivables	1,764,729	1,588,882
Premises and equipment, net	131,397	132,820
Operating lease right-of-use assets	96,757	83,757
Mortgage servicing rights	28,095	17,491
Other assets	534,394	432,603
Goodwill	267,447	267,447
Other intangible assets, net	4,886	5,605
Total assets	$16,219,734	$15,844,994

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing	$2,904,255	$2,831,919
Interest-bearing	8,130,594	8,046,161
Total deposits	11,034,849	10,878,080

Broker-dealer and clearing organization payables	1,558,183	1,518,503
Short-term borrowings	825,220	676,882
Securities sold, not yet purchased, at fair value	105,571	37,955
Notes payable	148,762	148,587
Operating lease liabilities	112,418	100,155
Other liabilities	303,860	287,226
Total liabilities	14,088,863	13,647,388
Commitments and contingencies (see Notes 13 and 14)
Stockholders' equity:
Hilltop stockholders' equity:
Common stock, $0.01 par value, 125,000,000 shares authorized; 56,789,014 and 59,540,484 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	568	595
Additional paid-in capital	932,009	973,072
Accumulated other comprehensive loss	(102,372)	(79,877)
Retained earnings	1,270,521	1,274,611
Total Hilltop stockholders' equity	2,100,726	2,168,401
Noncontrolling interests	30,145	29,205
Total stockholders' equity	2,130,871	2,197,606
Total liabilities and stockholders' equity	$16,219,734	$15,844,994

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$140,965	$135,773	$405,583	$392,258
Securities borrowed	12,022	21,175	41,565	57,528
Securities:
Taxable	27,121	25,452	82,399	76,045
Tax-exempt	3,026	3,512	9,405	9,212
Other	8,687	14,349	26,205	55,198
Total interest income	191,821	200,261	565,157	590,241

Interest expense:
Deposits	46,304	57,001	139,914	174,108
Securities loaned	10,260	19,430	36,876	51,828
Short-term borrowings	8,793	7,867	26,821	23,664
Notes payable	2,367	2,404	7,083	9,163
Other	1,727	1,171	4,145	3,299
Total interest expense	69,451	87,873	214,839	262,062

Net interest income	122,370	112,388	350,318	328,179
Provision for (reversal of) credit losses	10,166	(2,511)	10,956	(513)
Net interest income after provision for (reversal of) credit losses	112,204	114,899	339,362	328,692

Noninterest income:
Net gains from sale of loans and other mortgage production income	40,432	51,730	139,987	148,956
Mortgage loan origination fees	27,249	24,850	79,453	76,039
Principal transactions, commissions and fees	46,234	74,066	176,965	177,235
Investment banking, advisory and administrative fees	54,131	53,349	135,251	133,707
Other	19,096	13,812	43,859	87,844
Total noninterest income	187,142	217,807	575,515	623,781

Noninterest expense:
Employees' compensation and benefits	179,302	190,027	528,160	542,677
Occupancy and equipment, net	19,740	19,930	58,996	60,776
Professional services	11,756	12,681	35,648	27,615
Other	53,337	49,265	156,370	153,484
Total noninterest expense	264,135	271,903	779,174	784,552

Income before income taxes	35,211	60,803	135,703	167,921
Income tax expense	8,887	14,129	32,405	38,826
Net income	26,324	46,674	103,298	129,095
Less: Net income attributable to noncontrolling interest	1,424	856	4,040	5,088
Income attributable to Hilltop	$24,900	$45,818	$99,258	$124,007

Earnings per common share:
Basic	$0.44	$0.74	$1.71	$1.95
Diluted	$0.44	$0.74	$1.71	$1.95

Weighted average share information:
Basic	57,035	62,146	57,998	63,456
Diluted	57,142	62,168	58,091	63,459

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$26,324	$46,674	$103,298	$129,095
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net taxes of $499, $(278), $590 and $(1,067), respectively	2,043	(952)	1,992	(3,639)
Net unrealized gains (losses) on securities available for sale, net taxes of $(6,803), $2,076, $(8,439) and $7,065, respectively	(24,686)	7,122	(28,551)	23,980
Amortization of unrealized losses on securities transferred from available for sale to held to maturity, net taxes of $378, $398, $1,204 and $1,172, respectively	1,277	1,324	4,064	3,902
Comprehensive income	4,958	54,168	80,803	153,338
Less: comprehensive income attributable to noncontrolling interest	1,424	856	4,040	5,088

Comprehensive income applicable to Hilltop	$3,534	$53,312	$76,763	$148,250

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated		Total
			Additional	Other		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity	Interest	Equity
Balance, June 30, 2025	63,001	$630	$1,022,474	$(94,748)	$1,270,286	$2,198,642	$28,203	$2,226,845
Net income	—	—	—	—	45,818	45,818	856	46,674
Other comprehensive income	—	—	—	7,494	—	7,494	—	7,494
Stock-based compensation expense	—	—	3,171	—	—	3,171	—	3,171
Common stock issued to board members	13	—	425	—	—	425	—	425
Issuance of common stock related to share-based awards, net	13	—	(120)	—	—	(120)	—	(120)
Repurchases of common stock, inclusive of taxes	(1,701)	(17)	(27,306)	—	(28,375)	(55,698)	—	(55,698)
Dividends on common stock ($0.18 per share)	—	—	—	—	(11,190)	(11,190)	—	(11,190)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(1,361)	(1,361)
Balance, September 30, 2025	61,326	$613	$998,644	$(87,254)	$1,276,539	$2,188,542	$27,698	$2,216,240

Balance, June 30, 2026	57,284	$573	$936,525	$(81,006)	$1,270,141	$2,126,233	$30,063	$2,156,296
Net income	—	—	—	—	24,900	24,900	1,424	26,324
Other comprehensive loss	—	—	—	(21,366)	—	(21,366)	—	(21,366)
Stock-based compensation expense	—	—	3,313	—	—	3,313	—	3,313
Common stock issued to board members	12	—	471	—	—	471	—	471
Issuance of common stock related to share-based awards, net	5	1	(81)	—	—	(80)	—	(80)
Repurchases of common stock, inclusive of taxes	(512)	(6)	(8,219)	—	(11,935)	(20,160)	—	(20,160)
Dividends on common stock ($0.22 per share)	—	—	—	—	(12,585)	(12,585)	—	(12,585)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(1,342)	(1,342)
Balance, September 30, 2026	56,789	$568	$932,009	$(102,372)	$1,270,521	$2,100,726	$30,145	$2,130,871

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(Unaudited)

				Accumulated		Total
			Additional	Other		Hilltop		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity	Interest	Equity
Balance, December 31, 2024	64,968	$650	$1,052,219	$(111,497)	$1,248,593	$2,189,965	$28,347	$2,218,312
Net income	—	—	—	—	124,007	124,007	5,088	129,095
Other comprehensive income	—	—	—	24,243	—	24,243	—	24,243
Stock-based compensation expense	—	—	10,638	—	—	10,638	—	10,638
Common stock issued to board members	20	—	621	—	—	621	—	621
Issuance of common stock related to share-based awards, net	243	2	(2,156)	—	—	(2,154)	—	(2,154)
Repurchases of common stock, inclusive of taxes	(3,905)	(39)	(62,678)	—	(61,697)	(124,414)	—	(124,414)
Dividends on common stock ($0.54 per share)	—	—	—	—	(34,364)	(34,364)	—	(34,364)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(5,737)	(5,737)
Balance, September 30, 2025	61,326	$613	$998,644	$(87,254)	$1,276,539	$2,188,542	$27,698	$2,216,240

Balance, December 31, 2025	59,540	$595	$973,072	$(79,877)	$1,274,611	$2,168,401	$29,205	$2,197,606
Net income	—	—	—	—	99,258	99,258	4,040	103,298
Other comprehensive loss	—	—	—	(22,495)	—	(22,495)	—	(22,495)
Stock-based compensation expense	—	—	9,355	—	—	9,355	—	9,355
Common stock issued to board members	14	—	526	—	—	526	—	526
Issuance of common stock related to share-based awards, net	235	3	(2,789)	—	—	(2,786)	—	(2,786)
Repurchases of common stock, inclusive of taxes	(3,000)	(30)	(48,155)	—	(67,322)	(115,507)	—	(115,507)
Dividends on common stock ($0.62 per share)	—	—	—	—	(36,026)	(36,026)	—	(36,026)
Net cash distributed to noncontrolling interest	—	—	—	—	—	—	(3,100)	(3,100)
Balance, September 30, 2026	56,789	$568	$932,009	$(102,372)	$1,270,521	$2,100,726	$30,145	$2,130,871

See accompanying notes.

HILLTOP HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$103,298	$129,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	10,956	(513)
Depreciation, amortization and accretion, net	5,334	12,731
Equity in earnings of merchant banking subsidiaries	(6,030)	(39,740)
Deferred income taxes	7,128	5,978
Other, net	10,503	10,910
Net change in securities purchased under agreements to resell	(63,557)	9,819
Net change in trading securities	20,843	77,469
Net change in broker-dealer and clearing organization receivables	(221,662)	(28,352)
Net change in other assets	(54,291)	(34,843)
Net change in broker-dealer and clearing organization payables	45,286	67,508
Net change in other liabilities	(24,900)	(51,246)
Net change in securities sold, not yet purchased	67,616	7,885
Proceeds from sale of mortgage servicing rights asset	113	—
Change in valuation of mortgage servicing rights asset	(2,424)	1,651
Net gains from sales of loans	(139,987)	(148,956)
Loans originated for sale	(7,471,696)	(7,441,890)
Proceeds from loans sold	7,936,556	7,466,687
Net cash provided by operating activities	223,086	44,193
Investing Activities
Proceeds from maturities and principal reductions of securities held to maturity	83,066	87,046
Proceeds from sales, maturities and principal reductions of securities available for sale	181,237	193,544
Proceeds from sales of equity securities	—	6,549
Purchases of securities held to maturity	(90,470)	(100,017)
Purchases of securities available for sale	(110,716)	(196,036)
Net change in loans held for investment	(456,977)	(325,434)
Purchases of premises and equipment and other assets	(16,196)	(2,718)
Proceeds from sales and distributions of premises and equipment and other assets	9,846	69,541
Net cash paid to Federal Home Loan Bank and Federal Reserve Bank stock	(72)	(1,695)
Net cash used in investing activities	(400,282)	(269,220)
Financing Activities
Net change in deposits	151,163	(343,981)
Net change in short-term borrowings	156,554	(174,370)
Proceeds from long-term borrowings	691,608	823,789
Payments on long-term borrowings	(699,412)	(1,002,067)
Payments to repurchase common stock	(114,484)	(123,246)
Dividends paid on common stock	(36,026)	(34,364)
Net cash distributed to noncontrolling interest	(3,100)	(5,737)
Other, net	1,766	(2,604)
Net cash provided by (used in) financing activities	148,069	(862,580)

Net change in cash, cash equivalents and restricted cash	(29,127)	(1,087,607)
Cash, cash equivalents and restricted cash, beginning of period	1,252,805	2,370,590
Cash, cash equivalents and restricted cash, end of period	$1,223,678	$1,282,983

Reconciliation of Cash, Cash Equivalents and Restricted Cash to Consolidated Balance Sheets
Cash and due from banks	$1,205,044	$1,277,283
Federal funds sold	650	650
Assets segregated for regulatory purposes	17,984	5,050
Total cash, cash equivalents and restricted cash	$1,223,678	$1,282,983
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$214,305	$263,716
Cash paid for income taxes, net of refunds	$27,268	$42,647
Supplemental Schedule of Non-Cash Activities
Non-cash distributions from merchant banking investments	$—	$10,739
Conversion of loans to other real estate owned	$3,115	$7,441
Additions to mortgage servicing rights	$8,293	$8,201

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

In April 2026, the FASB issued ASU 2026-01, to add guidance to issuers on initial measurement for paid-in-kind dividends on equity-classified preferred stock. The amendments are effective in annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The amendment may be

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

applied on a prospective or modified retrospective basis. The Company does not expect the future adoption of this amendment to have a material impact on its future consolidated statements.

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

Fair Value Option

The Company has elected to measure substantially all of PrimeLending’s mortgage loans held for sale and the retained mortgage servicing rights (“MSR”) asset at fair value, under the provisions of the Fair Value Option Subsections of the ASC (the “Fair Value Option”). The Company elected to apply the provisions of the Fair Value Option to these items so that it would have the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. At September 30, 2026 and December 31, 2025, the aggregate fair value of PrimeLending’s mortgage loans held for sale accounted for under the Fair Value Option was $552.8 million and $886.2 million, respectively, and the unpaid principal balance of those loans was $556.7 million and $870.1 million, respectively. The interest component of loans held for sale is reported as interest income on loans in the accompanying consolidated statements of operations, while the fair value component for changes related to interest rate movements is reported in net gains from sale of loans and other production income within noninterest income in the accompanying consolidated statements of operations.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present information regarding financial assets and liabilities measured at fair value on a recurring basis (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2026	Inputs	Inputs	Inputs	Fair Value
Trading securities	$9,127	$587,438	$—	$596,565
Available for sale securities	—	1,311,257	61,656	1,372,913
Equity securities	293	—	—	293
Loans held for sale	—	524,472	28,342	552,814
Derivative assets	—	88,808	—	88,808
MSR asset	—	—	28,095	28,095
Equity investments	—	—	28,002	28,002
Securities sold, not yet purchased	90,728	14,843	—	105,571
Derivative liabilities	—	46,324	—	46,324

	Level 1	Level 2	Level 3	Total
December 31, 2025	Inputs	Inputs	Inputs	Fair Value
Trading securities	$8,915	$608,493	$—	$617,408
Available for sale securities	—	1,429,056	61,992	1,491,048
Equity securities	265	—	—	265
Loans held for sale	—	847,289	38,866	886,155
Derivative assets	—	45,403	—	45,403
MSR asset	—	—	17,491	17,491
Equity investments	—	—	18,774	18,774
Securities sold, not yet purchased	29,390	8,565	—	37,955
Derivative liabilities	—	14,005	—	14,005

The following tables include a rollforward for those material financial instruments measured at fair value using Level 3 inputs (in thousands).

					Total Gains or Losses
					(Realized or Unrealized)
	Balance,			Transfers		Included in Other
	Beginning of	Purchases/	Sales/	to (from)	Included in	Comprehensive	Balance,
	Period	Additions	Reductions	Level 3	Net Income	Income (Loss)	End of Period
Three Months Ended September 30, 2026
Available for sale securities	$65,220	$—	$—	$—	$(2,079)	$(1,485)	$61,656
Loans held for sale	26,460	10,071	(5,411)	—	(2,778)	—	28,342
MSR asset	22,755	2,518	(65)	—	2,887	—	28,095
Equity investments	19,477	—	(1,889)	—	10,414	—	28,002
Total	$133,912	$12,589	$(7,365)	$—	$8,444	$(1,485)	$146,095

Nine Months Ended September 30, 2026
Available for sale securities	$61,992	$—	$—	$—	$1,172	$(1,508)	$61,656
Loans held for sale	38,866	25,621	(30,384)	—	(5,761)	—	28,342
MSR asset	17,491	8,293	(113)	—	2,424	—	28,095
Equity investments	18,774	—	(1,889)	—	11,117	—	28,002
Total	$137,123	$33,914	$(32,386)	$—	$8,952	$(1,508)	$146,095

Three Months Ended September 30, 2025
Available for sale securities	$31,919	$—	$—	$—	$579	$508	$33,006
Loans held for sale	45,012	11,254	(21,935)	—	193	—	34,524
MSR asset	7,887	5,087	—	—	(701)	—	12,273
Equity investments	4,447	—	—	—	1,437	—	5,884
Total	$89,265	$16,341	$(21,935)	$—	$1,508	$508	$85,687

Nine Months Ended September 30, 2025
Trading securities	$3,330	$2,970	$(6,218)	$—	$(82)	$—	$—
Available for sale securities	29,816	—	—	—	2,245	945	33,006
Loans held for sale	48,657	21,157	(33,529)	—	(1,761)	—	34,524
MSR asset	5,723	8,201	—	—	(1,651)	—	12,273
Equity investments	22,015	—	(26,988)	—	10,857	—	5,884
Total	$109,541	$32,328	$(66,735)	$—	$9,608	$945	$85,687

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

All net realized and unrealized gains (losses) in the tables above are reflected in the accompanying consolidated financial statements. The unrealized gains (losses) relate to financial instruments still held at September 30, 2026.

For material Level 3 financial instruments measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements were as follows.

			September 30, 2026
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Available for sale securities	Discounted cash flow	Discount rate	$34,376	15.50	-	17.94%
	Recent Transaction	Implied multiple	27,280			10.6x
	Discounted cash flow	Discount rate				12.00%
	Market comparable	Market multiple				10.5x

Loans held for sale	Market comparable	Projected price	28,342	78	-	95%	(91%)

MSR asset	Discounted cash flow	Constant prepayment rate	28,095			10.48%
		Discount rate				11.56%

Equity investments	Market comparable	Market multiple	3,566			13.0x
	Discounted cash flow	Discount rate				12.00%
	Market comparable	Market multiple	1,866			10.0x
	Discounted cash flow	Discount rate				15.50%
	Discounted cash flow	Discount rate	15,342			14.50%
	Market comparable	Market multiple				6.5x
	Recent Transaction	Implied multiple	7,228			10.6x
	Discounted cash flow	Discount rate				12.00%
	Market comparable	Market multiple				10.5x

			December 31, 2025
Financial Instrument	Valuation Technique	Unobservable Inputs	Fair Value	Range (Weighted-Average)
Available for sale securities	Discounted cash flow	Discount rate	$33,092	13.25	-	15.50%
	Recent transaction	Recent transaction	28,900

Loans held for sale	Market comparable	Projected price	38,866	78	-	94%	(90%)

MSR asset	Discounted cash flow	Constant prepayment rate	17,491			14.68%
		Discount rate				11.45%

Equity investments	Market comparable	Market multiple	3,802			14.5x
	Discounted cash flow	Discount rate				12.50%
	Discounted cash flow	Discount rate	1,372			14.50%
	Recent transaction	Recent transaction	13,600

The fair value of certain available for sale securities held by the Company’s merchant bank subsidiary, including those measured at fair value under the provision of the Fair Value Option, are primarily measured using the income approach with Level 3 inputs. The fair value of such financial instruments are based upon estimates of expected cash flows using unobservable inputs, including credit spreads derived from comparable securities and benchmark credit curves, management’s knowledge of underlying collateral and recent transaction pricing. The Company also utilizes the market approach with Level 3 inputs for certain available for sale securities, with the fair value of such financial instruments based upon unobservable inputs, including selected valuation metric multiple, discount for lack of marketability and adjustments to transaction values.

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

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses) (1)	Income	Fair Value	(Losses) (1)	Income	Fair Value
Available for sale securities	$—	$(3,991)	$(3,991)	$(392)	$—	$(392)
Loans held for sale	(19,463)	—	(19,463)	(2,511)	—	(2,511)
MSR asset	2,887	—	2,887	(701)	—	(701)
Equity investments	—	10,414	10,414	—	1,437	1,437

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Net	Other	Total	Net	Other	Total
	Gains	Noninterest	Changes in	Gains	Noninterest	Changes in
	(Losses) (1)	Income	Fair Value	(Losses) (1)	Income	Fair Value
Available for sale securities	$—	$(4,072)	$(4,072)	$(392)	$—	$(392)
Loans held for sale	(19,945)	—	(19,945)	10,228	—	10,228
MSR asset	2,424	—	2,424	(1,651)	—	(1,651)
Equity investments	—	11,117	11,117	—	4,409	4,409
(1)	Net gains (losses) related to changes in fair value of material instruments that are accounted for under the Fair Value Option are reported in the following line items of the consolidated statement of operations: Loans held for sale - Net gains from sale of loans and other production income, Loans held for investment - Loans, including fees and MSR asset – Net gains from sale of loans and other mortgage production income.

Financial Assets Measured at Fair Value on a Non-Recurring Basis

Real estate acquired through foreclosure (“OREO”) is recorded at the time of each property’s respective acquisition date using management’s estimate of fair value. The Company determines fair value primarily using independent appraisals of OREO properties, less estimated cost to sell. In addition, facts and circumstances may dictate a fair value measurement when there is evidence of impairment. The resulting fair value measurements are classified as Level 2 inputs. At September 30, 2026 and December 31, 2025, the estimated fair value of OREO was $8.8 million and $8.0 million, respectively, and the underlying fair value measurements utilized Level 2 inputs. The amounts are included in other assets within the consolidated balance sheets. During the reported periods, all fair value measurements for OREO subsequent to initial recognition utilized Level 2 inputs. The Company recorded nominal losses during each of the three months ended September 30, 2026 and the three and nine months ended September 30, 2025, and losses of $0.5 million during the nine months ended September 30, 2026, which represented a change in fair value subsequent to initial recognition of the asset.

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

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
September 30, 2026	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,205,694	$1,205,694	$—	$—	$1,205,694
Assets segregated for regulatory purposes	17,984	17,984	—	—	17,984
Securities purchased under agreements to resell	119,534	—	119,534	—	119,534
Held to maturity securities	740,235	—	653,508	—	653,508
Loans held for sale	72,783	—	33,500	39,861	73,361
Loans held for investment, net	8,713,214	—	390,348	8,340,767	8,731,115
Broker-dealer and clearing organization receivables	1,764,729	—	1,764,729	—	1,764,729
Other assets	73,997	—	73,997	—	73,997

Financial liabilities:
Deposits	11,034,849	—	11,025,582	—	11,025,582
Broker-dealer and clearing organization payables	1,558,183	—	1,558,183	—	1,558,183
Short-term borrowings	825,220	—	825,220	—	825,220
Notes payable	148,762	—	145,980	—	145,980
Other liabilities	8,434	—	8,434	—	8,434

		Estimated Fair Value
	Carrying	Level 1	Level 2	Level 3
December 31, 2025	Amount	Inputs	Inputs	Inputs	Total
Financial assets:
Cash and cash equivalents	$1,232,594	$1,232,594	$—	$—	$1,232,594
Assets segregated for regulatory purposes	20,211	20,211	—	—	20,211
Securities purchased under agreements to resell	55,977	—	55,977	—	55,977
Held to maturity securities	728,329	—	674,890	—	674,890
Loans held for sale	63,987	—	19,251	46,298	65,549
Loans held for investment, net	8,220,415	—	344,533	8,048,167	8,392,700
Broker-dealer and clearing organization receivables	1,588,882	—	1,588,882	—	1,588,882
Other assets	70,079	—	70,079	—	70,079

Financial liabilities:
Deposits	10,878,080	—	10,871,788	—	10,871,788
Broker-dealer and clearing organization payables	1,518,503	—	1,518,503	—	1,518,503
Short-term borrowings	676,882	—	676,882	—	676,882
Notes payable	148,587	—	144,323	—	144,323
Other liabilities	7,489	—	7,489	—	7,489

The Company held equity investments other than securities of $17.8 million and $18.9 million at September 30, 2026 and December 31, 2025, respectively, which are included within other assets in the consolidated balance sheets. Of the $17.8 million of such equity investments held at September 30, 2026, $1.1 million do not have readily determinable fair values and each is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The following table presents the adjustments to the carrying value of these investments during the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,273	$1,914	$1,563	$1,979
Impairments and downward adjustments	(125)	—	(415)	(65)
Balance, end of period	$1,148	$1,914	$1,148	$1,914

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

4. Securities

The fair value of trading securities is summarized as follows (in thousands).

	September 30,	December 31,
	2026	2025
U.S. Treasury securities	$—	$123
U.S. government agencies:
Bonds	17,583	37,222
Residential mortgage-backed securities	45,021	152,343
Collateralized mortgage obligations	14,572	58,611
Other	16,842	—
Corporate debt securities	47,598	41,136
States and political subdivisions	309,206	295,615
Private-label securitized product	14,013	9,547
Commercial paper	100,289	—
Other	31,441	22,811
Totals	$596,565	$617,408

In addition to the securities shown above, the Hilltop Broker-Dealers enter into transactions that represent commitments to deliver and purchase securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligations may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $105.6 million and $38.0 million at September 30, 2026 and December 31, 2025, respectively.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The amortized cost and fair value of available for sale and held to maturity securities are summarized as follows (in thousands).

	Available for Sale
	Amortized	Unrealized	Unrealized
September 30, 2026	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Bonds	$69,057	$58	$(434)	$68,681
Residential mortgage-backed securities	381,682	103	(34,852)	346,933
Commercial mortgage-backed securities	275,588	2	(6,916)	268,674
Collateralized mortgage obligations	651,042	61	(51,850)	599,253
Corporate debt securities (1)	67,927	—	(6,271)	61,656
States and political subdivisions	31,726	1	(4,011)	27,716
Totals	$1,477,022	$225	$(104,334)	$1,372,913
(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses included fair value adjustments of $4.0 million and $4.1 million that were reported as a component of other noninterest income within the consolidated statements of operations during the three and nine months ended September 30, 2026, respectively. All other unrealized gains and losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

	Available for Sale
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$4,998	$—	$(55)	$4,943
U.S. government agencies:
Bonds	81,418	138	(349)	81,207
Residential mortgage-backed securities	411,571	1,553	(22,064)	391,060
Commercial mortgage-backed securities	243,888	830	(4,382)	240,336
Collateralized mortgage obligations	716,201	917	(36,593)	680,525
Corporate debt securities (1)	62,683	613	(1,304)	61,992
States and political subdivisions	33,337	39	(2,391)	30,985
Totals	$1,554,096	$4,090	$(67,138)	$1,491,048
(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses included fair value adjustments of $0.4 million that was reported as a component of other noninterest income within the consolidated statements of operations during each of the three and nine months ended September 30, 2025. All other unrealized gains and losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

	Held to Maturity
	Amortized	Unrealized	Unrealized
September 30, 2026	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$280,923	$—	$(31,207)	$249,716
Commercial mortgage-backed securities	103,233	—	(8,983)	94,250
Collateralized mortgage obligations	275,493	—	(35,856)	239,637
States and political subdivisions	80,586	—	(10,681)	69,905
Totals	$740,235	$—	$(86,727)	$653,508

	Held to Maturity
	Amortized	Unrealized	Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. government agencies:
Residential mortgage-backed securities	$265,349	$515	$(18,308)	$247,556
Commercial mortgage-backed securities	122,636	327	(6,088)	116,875
Collateralized mortgage obligations	262,203	223	(25,577)	236,849
States and political subdivisions	78,141	134	(4,665)	73,610
Totals	$728,329	$1,199	$(54,638)	$674,890

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Additionally, the Company had unrealized net gains of $0.2 million and $0.2 million at September 30, 2026 and December 31, 2025, respectively, from equity securities with fair values of $0.3 million and $0.3 million held at September 30, 2026 and December 31, 2025, respectively. The Company recognized nominal net gains during the three months ended September 30, 2026 and 2025, respectively, and recognized nominal net gains and net losses of $0.4 million during the nine months ended September 30, 2026 and 2025, respectively, due to changes in the fair value of equity securities still held at the balance sheet date. During the three and nine months ended September 30, 2026 the Company recorded no sales of equity securities, while during the three and nine months ended September 30, 2025 the Company recorded net gains of $0.1 million and net losses of $0.4 million on sales of equity securities.

Information regarding available for sale and held to maturity securities that were in an unrealized loss position is shown in the following tables (dollars in thousands).

	September 30, 2026			December 31, 2025
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Available for Sale
U.S. treasury securities:
Unrealized loss for less than twelve months	—	$—	$—	—	$—	$—
Unrealized loss for twelve months or longer	—	—	—	1	4,943	55
	—	—	—	1	4,943	55
U.S. government agencies:
Bonds:
Unrealized loss for less than twelve months	2	29,779	221	2	2,811	6
Unrealized loss for twelve months or longer	14	35,450	213	13	41,004	343
	16	65,229	434	15	43,815	349
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	16	124,311	4,750	1	11,390	46
Unrealized loss for twelve months or longer	116	217,818	30,102	117	251,643	22,018
	132	342,129	34,852	118	263,033	22,064
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	10	95,365	2,571	1	9,893	43
Unrealized loss for twelve months or longer	18	198,545	4,345	18	198,985	4,339
	28	293,910	6,916	19	208,878	4,382
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	15	106,941	4,740	3	21,597	54
Unrealized loss for twelve months or longer	123	484,231	47,110	128	550,788	36,539
	138	591,172	51,850	131	572,385	36,593
Corporate debt securities (1):
Unrealized loss for less than twelve months	2	45,196	5,099	1	7,121	829
Unrealized loss for twelve months or longer	2	16,460	1,172	1	9,743	475
	4	61,656	6,271	2	16,864	1,304
States and political subdivisions:
Unrealized loss for less than twelve months	12	5,252	97	—	—	—
Unrealized loss for twelve months or longer	37	20,649	3,914	40	22,742	2,391
	49	25,901	4,011	40	22,742	2,391
Total available for sale:
Unrealized loss for less than twelve months	57	406,844	17,478	8	52,812	978
Unrealized loss for twelve months or longer	310	973,153	86,856	318	1,079,848	66,160
	367	$1,379,997	$104,334	326	$1,132,660	$67,138
(1)	Certain corporate debt securities associated with merchant bank investments are required to be accounted for under the provisions of the Fair Value Option. As a result, unrealized losses included fair value adjustments of $4.0 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively, and $4.1 million and $0.4 million during the nine months ended September 30, 2026 and 2025, that were reported as a component of other noninterest income within the consolidated statements of operations. All other unrealized losses are included as a component of accumulated other comprehensive income or loss on the Company’s consolidated balance sheets.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	September 30, 2026			December 31, 2025
	Number of		Unrealized	Number of		Unrealized
	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Held to Maturity
U.S. government agencies:
Residential mortgage-backed securities:
Unrealized loss for less than twelve months	6	$52,087	$2,725	1	$11,337	$2
Unrealized loss for twelve months or longer	46	197,629	28,482	45	214,351	18,306
	52	249,716	31,207	46	225,688	18,308
Commercial mortgage-backed securities:
Unrealized loss for less than twelve months	3	20,087	621	—	—	—
Unrealized loss for twelve months or longer	13	74,163	8,362	20	102,228	6,088
	16	94,250	8,983	20	102,228	6,088
Collateralized mortgage obligations:
Unrealized loss for less than twelve months	6	59,880	1,684	—	—	—
Unrealized loss for twelve months or longer	50	179,757	34,172	51	206,483	25,577
	56	239,637	35,856	51	206,483	25,577
States and political subdivisions:
Unrealized loss for less than twelve months	19	15,657	1,127	1	500	—
Unrealized loss for twelve months or longer	161	54,248	9,554	165	60,563	4,665
	180	69,905	10,681	166	61,063	4,665
Total held to maturity:
Unrealized loss for less than twelve months	34	147,711	6,157	2	11,837	2
Unrealized loss for twelve months or longer	270	505,797	80,570	281	583,625	54,636
	304	$653,508	$86,727	283	$595,462	$54,638

Expected maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without penalties. The amortized cost and fair value of securities, excluding trading and equity securities, at September 30, 2026 are shown by contractual maturity below (in thousands).

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$17,274	$17,217	$485	$476
Due after one year through five years	92,212	85,526	12,979	11,919
Due after five years through ten years	35,047	32,400	60,762	51,886
Due after ten years	24,177	22,910	6,360	5,624
	168,710	158,053	80,586	69,905

Residential mortgage-backed securities	381,682	346,933	280,923	249,716
Commercial mortgage-backed securities	275,588	268,674	103,233	94,250
Collateralized mortgage obligations	651,042	599,253	275,493	239,637
	$1,477,022	$1,372,913	$740,235	$653,508

The Company recognized net gains of $12.5 million and $44.9 million from principal transactions during the three months ended September 30, 2026 and 2025, respectively, and net gains of $79.6 million and $97.4 million during the nine months ended September 30, 2026 and 2025, respectively. The Company had no other realized gains and losses on securities during the three and nine months ended September 30, 2026 and 2025, respectively. All such realized gains and losses are recorded as a component of principal transactions, commissions and fees within the consolidated statements of operations.

Securities with a carrying amount of $0.9 billion and $1.1 billion (with a fair value of $0.8 billion and $1.0 billion, respectively) at September 30, 2026 and December 31, 2025, respectively, were pledged by the Bank to secure public and trust deposits, federal funds purchased and securities sold under agreements to repurchase, and for other purposes as required or permitted by law. Substantially all of these pledged securities were included in the Company’s available for sale and held to maturity securities portfolios at September 30, 2026 and December 31, 2025.

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

Loans held for investment summarized by portfolio segment are as follows (in thousands).

	September 30,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$2,284,984	$2,121,087
Owner occupied	1,574,656	1,533,173
Commercial and industrial	1,605,810	1,526,467
Construction and land development	972,122	894,011
1-4 family residential	1,951,905	1,861,654
Consumer	27,251	31,027
Broker-dealer (1)	390,348	344,533
	8,807,076	8,311,952
Allowance for credit losses	(93,862)	(91,537)
Total loans held for investment, net of allowance	$8,713,214	$8,220,415
(1)	Primarily represents margin loans to customers and correspondents associated with broker-dealer segment operations.

Past Due Loans and Nonaccrual Loans

An analysis of the aging of the Company’s loan portfolio is shown in the following tables (in thousands).

							Accruing Loans
	Loans Past Due			Total Past	Current	Total	Past Due
September 30, 2026	30-59 Days	60-89 Days	90 Days or More	Due Loans	Loans	Loans	90 Days or More
Commercial real estate:
Non-owner occupied	$3,194	$—	$637	$3,831	$2,281,153	$2,284,984	$—
Owner occupied	3,842	4,367	6,960	15,169	1,559,487	1,574,656	—
Commercial and industrial	3,057	985	10,345	14,387	1,591,423	1,605,810	2,363
Construction and land development	3,139	1,129	4	4,272	967,850	972,122	—
1-4 family residential	2,392	2,586	3,883	8,861	1,943,044	1,951,905	—
Consumer	127	29	—	156	27,095	27,251	—
Broker-dealer	—	—	—	—	390,348	390,348	—
	$15,751	$9,096	$21,829	$46,676	$8,760,400	$8,807,076	$2,363

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

In addition to the loans shown in the tables above, PrimeLending had $44.0 million and $33.7 million of loans included in loans held for sale (with an aggregate unpaid principal balance of $44.4 million and $34.3 million, at September 30, 2026 and December 31, 2025, respectively) that were 90 days past due and accruing interest at September 30, 2026 and December 31, 2025, respectively. These loans are guaranteed by U.S. government agencies and include loans that are subject to repurchase, or have been repurchased, by PrimeLending.

The following table provides details associated with non-accrual loans, excluding those classified as held for sale (in thousands).

	Non-accrual Loans
	September 30, 2026			December 31, 2025			Interest Income Recognized
	With	With No		With	With No		Three Months Ended September 30,		Nine Months Ended September 30,
	Allowance	Allowance	Total	Allowance	Allowance	Total	2026	2025	2026	2025
Commercial real estate:
Non-owner occupied	$10,616	$1,435	$12,051	$1,012	$2,861	$3,873	$37	$29	$93	$93
Owner occupied	3,640	9,548	13,188	906	4,711	5,617	113	6	263	6
Commercial and industrial	962	10,360	11,322	14,877	13,704	28,581	510	68	735	263
Construction and land development	1,190	880	2,070	431	579	1,010	3	157	199	215
1-4 family residential	1,188	7,431	8,619	732	9,224	9,956	298	493	871	927
Consumer	—	—	—	—	—	—	—	—	—	—
Broker-dealer	—	—	—	—	—	—	—	—	—	—
	$17,596	$29,654	$47,250	$17,958	$31,079	$49,037	$961	$753	$2,161	$1,504

At September 30, 2026 and December 31, 2025, $4.2 million and $4.4 million, respectively, of real estate loans secured by residential properties and classified as held for sale were in non-accrual status.

As shown in the table above, loans accounted for on a non-accrual basis decreased from December 31, 2025 to September 30, 2026 by $1.8 million. The change in non-accrual loans was primarily due to a decrease in commercial and industrial loans of $17.3 million, partially offset by increases in commercial real estate non-owner occupied loans of $8.2 million and commercial real estate owner occupied loans of $7.6 million.

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

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended September 30, 2026	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	3,480	—	—	—	0.2%
Commercial and industrial	—	19,981	—	—	—	1.2%
Construction and land development	—	215	—	—	—	0.0%
1-4 family residential	—	76	—	—	493	0.0%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$23,752	$—	$—	$493	0.3%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Nine Months Ended September 30, 2026	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$—	—%
Owner occupied	—	3,795	—	—	—	0.2%
Commercial and industrial	—	27,095	—	—	263	1.7%
Construction and land development	—	1,728	—	—	—	0.2%
1-4 family residential	—	799	—	—	1,863	0.1%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$33,417	$—	$—	$2,126	0.4%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Three Months Ended September 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$8,961	$—	$—	$—	0.4%
Owner occupied	—	1,392	—	—	—	0.1%
Commercial and industrial	—	8,661	—	—	—	0.6%
Construction and land development	—	10,004	—	—	—	1.1%
1-4 family residential	—	4,331	—	—	—	0.2%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$33,349	$—	$—	$—	0.4%

						Total
					Combination	Modifications as a
	Interest Rate	Term	Principal	Payment	Term Extension and	% of Portfolio
Nine Months Ended September 30, 2025	Reduction	Extension	Forgiveness	Delay	Rate Reduction	Segment
Commercial real estate:
Non-owner occupied	$—	$8,961	$—	$—	$—	0.4%
Owner occupied	—	4,523	—	—	—	0.3%
Commercial and industrial	—	11,743	—	—	410	0.8%
Construction and land development	—	10,004	—	—	—	1.1%
1-4 family residential	—	5,147	—	—	—	0.3%
Consumer	—	—	—	—	—	—%
Broker-dealer	—	—	—	—	—	—%
Total	$—	$40,378	$—	$—	$410	0.5%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

For those loans held for investment modified for borrowers experiencing financial difficulty during the last twelve months, the following tables provide aging and non-accrual details grouped by portfolio segment (in thousands).

	Modified Loans Past Due			Total Modified	Modified
September 30, 2026	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$—	$1	$1	$1
Owner occupied	—	274	—	274	274
Commercial and industrial	300	146	4,384	4,830	4,333
Construction and land development	—	—	—	—	215
1-4 family residential	—	—	—	—	—
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$300	$420	$4,385	$5,105	$4,823

	Modified Loans Past Due			Total Modified	Modified
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Past Due Loans	Non-accrual Loans
Commercial real estate:
Non-owner occupied	$—	$316	$—	$316	$316
Owner occupied	4	—	—	4	4
Commercial and industrial	168	370	1,786	2,324	15,606
Construction and land development	—	—	—	—	—
1-4 family residential	—	—	—	—	22
Consumer	—	—	—	—	—
Broker-dealer	—	—	—	—	—
Total	$172	$686	$1,786	$2,644	$15,948

The above tables that present aging and non-accrual details exclude $5.1 million and $18.7 million of commercial and industrial loans that were modified and subsequently charged-off during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.

The following tables present the financial effects of the loans held for investment modified for borrowers experiencing financial difficulty during the periods presented (in thousands).

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	—	—%	34
Owner occupied	—%	24	—%	23
Commercial and industrial	—%	14	—%	14
Construction and land development	—%	26	—%	22
1-4 family residential	0.5%	6	—%	12
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	0.5%	15	—%	22

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Weighted-Average	Weighted-Average	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension	Interest Rate	Term Extension
	Reduction	(in months)	Reduction	(in months)
Commercial real estate:
Non-owner occupied	—%	—	—%	34
Owner occupied	—%	24	—%	13
Commercial and industrial	1.8%	18	1.3%	5
Construction and land development	—%	19	—%	22
1-4 family residential	1.8%	64	—%	12
Consumer	—%	—	—%	—
Broker-dealer	—%	—	—%	—
Total	1.8%	22	1.3%	17

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

	Amortized Cost Basis by Origination Year							Loans
						2021 and		Converted to
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Term Loans	Total
Commercial real estate: non-owner occupied
Internal Grade 1-3 (Pass low risk)	$65,918	$52,607	$734	$3,020	$12,915	$32,235	$906	$—	$168,335
Internal Grade 4-7 (Pass normal risk)	353,302	341,411	208,220	81,439	145,768	176,702	13,921	2,303	1,323,066
Internal Grade 8-11 (Pass high risk and watch)	176,498	202,605	52,289	132,341	73,417	69,601	2,094	—	708,845
Internal Grade 12 (Special mention)	—	—	—	—	3,717	—	—	—	3,717
Internal Grade 13 (Substandard accrual)	6,847	4,845	2,587	—	21,421	33,270	—	—	68,970
Internal Grade 14 (Substandard non-accrual)	—	637	—	—	9,973	1,441	—	—	12,051
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate: owner occupied
Internal Grade 1-3 (Pass low risk)	$3,329	$34,898	$17,717	$10,889	$5,289	$30,852	$9,777	$9,413	$122,164
Internal Grade 4-7 (Pass normal risk)	140,433	178,080	105,540	80,710	82,685	279,135	10,165	12,676	889,424
Internal Grade 8-11 (Pass high risk and watch)	101,078	123,142	41,543	30,001	79,999	108,480	18,106	490	502,839
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	5,829	11,408	6,302	10,940	1,937	10,591	—	34	47,041
Internal Grade 14 (Substandard non-accrual)	274	3,908	1,381	1,442	486	5,697	—	—	13,188
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Internal Grade 1-3 (Pass low risk)	$29,934	$6,313	$19,843	$1,630	$4,581	$5,829	$33,994	$—	$102,124
Internal Grade 4-7 (Pass normal risk)	163,081	58,328	53,903	4,112	32,784	62,632	313,885	7,942	696,667
Internal Grade 8-11 (Pass high risk and watch)	75,365	92,760	50,895	25,580	21,498	19,295	196,231	7,194	488,818
Internal Grade 12 (Special mention)	—	—	—	—	—	—	8,000	—	8,000
Internal Grade 13 (Substandard accrual)	704	1,629	3,346	326	2,134	2,494	22,502	10,223	43,358
Internal Grade 14 (Substandard non-accrual)	805	178	867	796	925	215	456	7,080	11,322
Current period gross charge-offs	172	133	1,454	3,580	1,130	449	1,496	850	9,264

Construction and land development
Internal Grade 1-3 (Pass low risk)	$18,181	$11,391	$—	$—	$963	$1,262	$—	$—	$31,797
Internal Grade 4-7 (Pass normal risk)	203,812	260,814	57,944	5,071	9,975	7,255	6,467	3,502	554,840
Internal Grade 8-11 (Pass high risk and watch)	169,991	151,436	11,379	1,833	1,844	3,726	4,482	1,103	345,794
Internal Grade 12 (Special mention)	—	—	—	—	—	—	—	—	—
Internal Grade 13 (Substandard accrual)	18,553	5,104	241	—	—	71	—	—	23,969
Internal Grade 14 (Substandard non-accrual)	976	792	148	—	114	40	—	—	2,070
Current period gross charge-offs	—	—	137	—	—	—	—	—	137

Construction and land development - individuals
FICO less than 620	$12	$—	$—	$—	$—	$—	$—	$—	$12
FICO between 620 and 720	1,717	—	—	—	—	716	—	—	2,433
FICO greater than 720	10,148	1,059	—	—	—	—	—	—	11,207
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	—	—	—	—	—	—	—	—	—
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

1-4 family residential
FICO less than 620	$24,610	$673	$448	$575	$1,076	$14,250	$244	$—	$41,876
FICO between 620 and 720	19,956	34,678	14,723	5,419	11,267	30,484	1,290	1,208	119,025
FICO greater than 720	267,880	199,849	123,841	85,706	367,953	658,370	3,075	1,413	1,708,087
Substandard non-accrual	—	996	18	—	1,463	6,142	—	—	8,619
Other (1)	13,789	32,985	4,355	7,290	3,558	3,803	8,352	166	74,298
Current period gross charge-offs	—	—	8	74	—	155	—	—	237

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Amortized Cost Basis by Origination Year							Loans
						2021 and		Converted to
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Term Loans	Total
Consumer
FICO less than 620	$899	$256	$71	$50	$8	$4	$328	$6	$1,622
FICO between 620 and 720	3,198	1,366	341	259	108	17	2,418	16	7,723
FICO greater than 720	3,045	1,050	943	378	625	82	3,353	—	9,476
Substandard non-accrual	—	—	—	—	—	—	—	—	—
Other (1)	5,400	2,136	328	67	31	—	468	—	8,430
Current period gross charge-offs	55	61	29	20	—	69	7	1	242

Total loans with credit quality measures	$1,885,564	$1,817,334	$779,947	$489,874	$898,514	$1,564,691	$660,514	$64,769	$8,161,207
Commercial and industrial (mortgage warehouse lending)									$255,521
Broker-dealer (margin loans and correspondent receivables)									$390,348
Total loans held for investment									$8,807,076

(1)    Loans classified in this category were assigned a FICO score based on various factors specific to the borrower for credit modeling purposes.

6. Allowance for Credit Losses

Available for Sale Securities and Held to Maturity Securities

The Company has evaluated available for sale debt securities that are in an unrealized loss position and has determined that any decline in value is unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2026. In addition, as of September 30, 2026, the Company had not made a decision to sell any of its debt securities held, nor did the Company consider it more likely than not that it would be required to sell such securities before recovery of their amortized cost basis. The Company does not expect to have credit losses associated with the debt securities, and no allowance was recognized on the debt securities portfolio.

Loans Held for Investment

The allowance for credit losses for loans held for investment represents management’s best estimate of all expected credit losses over the expected contractual life of the Company’s existing portfolio. Management’s methodology for determining the allowance for credit losses uses the current expected credit losses (“CECL”) standard. Management considers the level of allowance for credit losses to be a reasonable and supportable estimate of expected credit losses inherent within the loans held for investment portfolio as of September 30, 2026. While the Company believes it has an appropriate allowance for the existing loan portfolio at September 30, 2026, additional provision for losses on existing loans may be necessary in the future. Future changes in the allowance for credit losses are expected to be volatile given dependence upon, among other things, the portfolio composition and quality, as well as changes in macroeconomic forecasts and loan cash flow assumptions. In addition to the allowance for credit losses, the Company maintains a separate allowance for credit losses related to off-balance sheet credit exposures, including unfunded loan commitments, and this amount is included in other liabilities within the consolidated balance sheets. For further information on the policies that govern the estimation of the allowance for credit losses, see Note 1 to the consolidated financial statements in the Company’s 2025 Form 10-K.

One of the most significant judgments involved in estimating the Company’s allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the Company’s best estimate of expected credit losses as of September 30, 2026, the Company utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in September 2026 that was updated to reflect the U.S. economic outlook. During our previous macroeconomic assessment as of June 30, 2026, the Company utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2026. The baseline economic scenario expects economic growth to moderate in the near term, as energy prices remain elevated and the effects from the conflict in the Middle East and tariffs weigh on the economy. In this scenario, the unemployment rate is expected to gradually increase, peaking at 4.7% in the second half of 2027. Significant variables that impact the modeled losses across the Company’s loan portfolios are the U.S. Real Gross Domestic Product, or GDP, growth rates and unemployment rate assumptions. Changes in these assumptions and forecasts of

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

economic conditions could significantly affect the estimate of expected credit losses at the balance sheet date or between reporting periods.

During the three months ended September 30, 2026, the provision for credit losses was primarily driven by loan portfolio changes, including changes in loan mix and risk rating grade migration, a build in the allowance related to specific reserves and changes in the U.S. economic outlook associated with collectively evaluated loans, within the banking segment, since the prior quarter. The provision for credit losses during the nine months ended September 30, 2026 was primarily driven by a build in the allowance related to specific reserves and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2026 included a provision for credit losses of $1.7 million and $7.6 million, respectively, while collectively evaluated loans during the three and nine months ended September 30, 2026 included a provision for credit losses of $8.5 million and $3.3 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, changes in loan balances and qualitative factors from the prior quarter, and net loan growth specific to the third quarter of 2026. The changes in the allowance during the three and nine months ended September 30, 2026 were also impacted by net charge-offs of $1.2 million and $8.6 million, respectively.

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

Changes in the allowance for credit losses for loans held for investment, distributed by portfolio segment, are shown below (in thousands).

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2026	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$24,446	$(271)	$—	$—	$24,175
Owner occupied	31,025	5,695	—	—	36,720
Commercial and industrial	18,401	2,129	(1,602)	488	19,416
Construction and land development	5,985	2,187	—	—	8,172
1-4 family residential	4,464	410	—	24	4,898
Consumer	450	(1)	(98)	28	379
Broker-dealer	85	17	—	—	102
Total	$84,856	$10,166	$(1,700)	$540	$93,862

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2026	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$24,265	$(90)	$—	$—	$24,175
Owner occupied	34,035	2,685	—	—	36,720
Commercial and industrial	21,280	6,317	(9,264)	1,083	19,416
Construction and land development	7,398	911	(137)	—	8,172
1-4 family residential	4,136	914	(237)	85	4,898
Consumer	397	143	(242)	81	379
Broker-dealer	26	76	—	—	102
Total	$91,537	$10,956	$(9,880)	$1,249	$93,862

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Three Months Ended September 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$27,837	$879	$—	$—	$28,716
Owner occupied	34,154	(3,579)	—	1	30,576
Commercial and industrial	23,015	69	(432)	100	22,752
Construction and land development	7,341	(48)	(5)	68	7,356
1-4 family residential	5,057	137	(1)	8	5,201
Consumer	538	(79)	(62)	41	438
Broker-dealer	19	110	—	—	129
Total	$97,961	$(2,511)	$(500)	$218	$95,168

	Balance,	Provision for		Recoveries on	Balance,
	Beginning of	(Reversal of)	Loans	Charged Off	End of
Nine Months Ended September 30, 2025	Period	Credit Losses	Charged Off	Loans	Period
Commercial real estate:
Non-owner occupied	$29,310	$324	$(918)	$—	$28,716
Owner occupied	33,112	(2,555)	—	19	30,576
Commercial and industrial	25,609	1,379	(4,607)	371	22,752
Construction and land development	7,161	401	(274)	68	7,356
1-4 family residential	5,327	(153)	(1)	28	5,201
Consumer	547	12	(224)	103	438
Broker-dealer	50	79	—	—	129
Total	$101,116	$(513)	$(6,024)	$589	$95,168

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$7,289	$9,114	$9,402	$7,918
Other noninterest expense	1,488	(1,302)	(625)	(106)
Balance, end of period	$8,777	$7,812	$8,777	$7,812

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended September 30, 2026, the increase in the reserve for unfunded commitments was primarily due to increases in expected loss rates and commitment balances, while during the nine months ended September 30, 2026 the decrease in the reserve for unfunded commitment was primarily due to a decrease in commitment balances. During the three and nine months ended September 30, 2025, the decreases in the reserve for unfunded commitments were primarily due to decreases in expected loss rates, partially offset by an increase in commitment balances.

7. Mortgage Servicing Rights

The following tables present the changes in fair value of the Company’s MSR asset and other information related to the serviced portfolio (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$22,755	$7,887	$17,491	$5,723
Additions	2,518	5,087	8,293	8,201
Sales	(65)	—	(113)	—
Changes in fair value:
Due to changes in model inputs or assumptions (1)	3,628	(604)	3,972	(1,368)
Due to customer payoffs	(741)	(97)	(1,548)	(283)
Balance, end of period	$28,095	$12,273	$28,095	$12,273

			September 30,	December 31,
			2026	2025
Mortgage loans serviced for others (2)			$1,467,936	$1,145,063
MSR asset as a percentage of serviced mortgage loans			1.91%	1.53%
(1)	Primarily represents normal customer payments, the impact of changes in interest rates, changes in discount rates and prepayment speed assumptions, and the refinement of other MSR model assumptions.
(2)	Represents unpaid principal balance of mortgage loans serviced for others.

The key assumptions used in measuring the fair value of the Company’s MSR asset were as follows.

	September 30,	December 31,
	2026	2025
Weighted average constant prepayment rate	10.48%	14.68%
Weighted average discount rate	11.56%	11.45%
Weighted average life (in years)	7.6	5.8

A sensitivity analysis of the fair value of the Company’s MSR asset to certain key assumptions is presented in the following table (in thousands).

	September 30,	December 31,
	2026	2025
Constant prepayment rate:
Impact of 10% adverse change	$(1,123)	$(899)
Impact of 20% adverse change	(2,162)	(1,714)
Discount rate:
Impact of 10% adverse change	(1,256)	(651)
Impact of 20% adverse change	(2,402)	(1,253)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Contractually specified servicing fees, late fees and ancillary fees earned of $1.9 million and $0.7 million during the three months ended September 30, 2026 and 2025, respectively, and $5.2 million and $2.3 million during the nine months ended September 30, 2026 and 2025, respectively, were included in net gains from sale of loans and other mortgage production income within the consolidated statements of operations.

8. Deposits

Deposits are summarized as follows (in thousands).

	September 30,	December 31,
	2026	2025
Noninterest-bearing demand	$2,904,255	$2,831,919
Interest-bearing:
Demand accounts	4,197,467	4,202,031
Brokered - demand	2,783	3,000
Money market	2,560,321	2,436,713
Brokered - money market	12,552	12,288
Savings	276,780	225,612
Time	1,080,691	1,166,517
	$11,034,849	$10,878,080

At September 30, 2026, time deposits in denominations that exceed the FDIC insurance limit of $250,000 were $541.7 million.

9. Short-term Borrowings

Short-term borrowings are summarized as follows (in thousands).

	September 30,	December 31,
	2026	2025
Federal funds purchased	$118,283	$153,208
Securities sold under agreements to repurchase	289,124	269,309
Federal Home Loan Bank	—	—
Short-term bank loans	172,000	—
Commercial paper	245,813	254,365
	$825,220	$676,882

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

Information concerning federal funds purchased and securities sold under agreements to repurchase are shown in the following table (dollars in thousands).

	Nine Months Ended September 30,
	2026	2025
Average balance during the period	$620,466	$517,561
Average interest rate during the period	3.99%	4.58%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Information concerning federal funds purchased and securities sold under agreements to repurchase are shown in the following table (dollars in thousands).

	September 30,	December 31,
	2026	2025
Average interest rate at end of period	3.97%	4.25%
Securities underlying the agreements at end of period:
Contract value of repurchase agreements	$288,643	$268,805
Fair value of securities pledged as collateral	$291,925	$292,493

Federal Home Loan Bank (“FHLB”)

FHLB short-term borrowings mature over terms not exceeding 365 days and are collateralized by FHLB Dallas stock, nonspecified real estate loans and certain specific commercial real estate loans. Other information regarding FHLB short-term borrowings is shown in the following table (dollars in thousands).

	Nine Months Ended September 30,
	2026	2025
Average balance during the period	$—	$—
Average interest rate during the period	3.85%	4.70%

Short-Term Bank Loans

The Hilltop Broker-Dealers use short-term bank loans periodically to finance securities owned, margin loans to customers and correspondents, and underwriting activities. Interest on the borrowings varies with the federal funds rate. At September 30, 2026, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $150.0 million. At September 30, 2026, Hilltop Securities had $122.0 million in outstanding borrowings under its credit arrangements and had $50.0 million in outstanding borrowings under its credit facilities. The weighted average interest rate on its borrowings at September 30, 2026 was 5.05%.

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

As of September 30, 2026, the weighted average maturity of the CP Notes was 171 days at a rate of 4.11%, with a weighted average remaining life of 92 days. At September 30, 2026, the aggregate amount outstanding under these secured arrangements was $245.8 million, which was collateralized by securities held for Hilltop Securities accounts valued at $271.8 million.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. Notes Payable

Notes payable consisted of the following (in thousands).

	September 30,	December 31,
	2026	2025
Subordinated Notes due May 2035, net of discount of $1,238 and $1,413, respectively	$148,762	$148,587
	$148,762	$148,587

11. Leases

Supplemental balance sheet information related to finance leases is as follows (in thousands).

	September 30,	December 31,
	2026	2025
Finance leases:
Premises and equipment	$5,359	$4,780
Accumulated depreciation	(325)	(4,377)
Premises and equipment, net	$5,034	$403

The components of lease costs, including short-term lease costs, are as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$8,174	$7,979	$24,054	$24,119
Less operating lease and sublease income	78	(287)	(452)	(1,193)
Net operating lease cost	$8,252	$7,692	$23,602	$22,926

Finance lease cost:
Amortization of ROU assets	$149	$84	$403	$251
Interest on lease liabilities	61	67	183	215
Total finance lease cost	$210	$151	$586	$466

Supplemental cash flow information related to leases is as follows (in thousands).

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,188	$24,283
Operating cash flows from finance leases	203	220
Financing cash flows from finance leases	536	445
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26,898	$15,008
Finance leases	4,900	—

Information regarding the lease terms and discount rates of the Company’s leases is as follows.

	September 30, 2026		December 31, 2025
	Weighted Average		Weighted Average
	Remaining Lease	Weighted Average	Remaining Lease	Weighted Average
Lease Classification	Term (Years)	Discount Rate	Term (Years)	Discount Rate
Operating	5.3	5.74%	4.9	5.87%
Finance	8.6	4.26%	1.9	4.99%

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Future minimum lease payments under lease agreements as of September 30, 2026, are presented below (in thousands).

	Operating Leases	Finance Leases
2026	$7,751	$199
2027	29,756	751
2028	24,512	780
2029	20,941	798
2030	17,859	806
Thereafter	30,075	3,472
Total minimum lease payments	130,894	6,806
Less amount representing interest	(18,476)	(1,126)
Lease liabilities	$112,418	$5,680

As of September 30, 2026, the Company had an additional operating lease that had not yet commenced with future minimum lease payments of approximately $0.1 million. The operating lease is expected to commence in November 2026 with a lease term of 3 years.

12. Income Taxes

The Company applies an estimated annual effective rate to interim period pre-tax income to calculate the income tax provision for the quarter in accordance with the principal method prescribed by the accounting guidance established for computing income taxes in interim periods. The Company’s effective tax rates were 25.2% and 23.2% for the three months ended September 30, 2026 and 2025, respectively, and 23.9% and 23.1% for the nine months ended September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2026, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense, valuation allowances and other permanent adjustments, partially offset by investments in tax-exempt instruments. During the three and nine months ended September 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments.

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At September 30, 2026 and December 31, 2025, the mortgage origination segment’s indemnification liability reserve totaled $6.8 million and $6.9 million, respectively. The provision for indemnification losses was $0.9 million and $0.9 million during the three months ended September 30, 2026 and 2025, respectively, and $2.5 million and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively.

The following tables provide for a rollforward of claims activity for loans put-back to the mortgage origination segment based upon an alleged breach of a representation or warranty with respect to a loan sold and related indemnification liability reserve activity (in thousands).

	Representation and Warranty Specific Claims
	Activity - Origination Loan Balance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$24,901	$23,930	$25,341	$21,593
Claims made	7,087	12,232	19,547	33,072
Claims resolved with no payment	(1,373)	(751)	(6,420)	(9,855)
Repurchases	(6,508)	(8,759)	(13,735)	(17,698)
Indemnification payments	(482)	(593)	(1,108)	(1,053)
Balance, end of period	$23,625	$26,059	$23,625	$26,059

	Indemnification Liability Reserve Activity
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$6,888	$7,916	$6,875	$8,111
Additions for new sales	852	860	2,536	2,425
Repurchases	(778)	(1,004)	(1,970)	(2,291)
Early payment defaults	(125)	(164)	(431)	(458)
Indemnification payments	(11)	(176)	(184)	(355)
Balance, end of period	$6,826	$7,432	$6,826	$7,432

	September 30,	December 31,
	2026	2025
Reserve for Indemnification Liability:
Specific claims	$1,279	$1,575
Incurred but not reported claims	5,547	5,300
Total	$6,826	$6,875

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2026 and outstanding financial and performance standby letters of credit of $171.3 million at September 30, 2026.

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

15. Stock-Based Compensation

During the nine months ended September 30, 2026 and 2025, Hilltop granted 13,840 and 19,858 shares of common stock, respectively, pursuant to the Hilltop Holdings Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”) to certain non-employee members of the Company’s board of directors for services rendered to the Company.

Restricted Stock Units

The following table summarizes information about stock-based incentive awards issued pursuant to the 2020 Equity Plan and nonvested restricted stock unit (“RSU”) activity for the nine months ended September 30, 2026 (shares in thousands).

	RSUs
		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
Balance, December 31, 2025	1,197	$32.74
Granted	342	$38.80
Vested/Released	(305)	$34.31
Forfeited	(129)	$33.04
Balance, September 30, 2026	1,105	$34.15

Vested/Released RSUs include an aggregate of 70,246 shares withheld to satisfy employee statutory tax obligations during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Compensation Committee of the board of directors of the Company awarded certain executives and key employees an aggregate of 341,873 RSUs pursuant to the 2020 Equity Plan. Of the RSUs granted during the nine months ended September 30, 2026, 249,858 that were outstanding at September 30, 2026, are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date. Of the RSUs granted during the nine months ended September 30, 2026, 84,325 that were outstanding at

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

September 30, 2026, provide for cliff vesting based upon the achievement of certain performance goals over a three-year period.

At September 30, 2026, in the aggregate, 822,292 of the outstanding RSUs are subject to time-based vesting conditions and generally cliff vest on the third anniversary of the grant date, and 282,171 outstanding RSUs cliff vest based upon the achievement of certain performance goals over a three-year period. At September 30, 2026, unrecognized compensation expense related to outstanding RSUs of $18.6 million is expected to be recognized over a weighted average period of 1.32 years.

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

					Minimum
					Capital
					Requirements
					Including
					Conservation	To Be Well
	September 30, 2026		December 31, 2025		Buffer	Capitalized
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,206,261	9.74%	$1,320,094	10.60%	4.0%	5.0%
Hilltop	1,931,904	12.63%	1,975,226	12.78%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,206,261	12.83%	1,320,094	14.49%	7.0%	6.5%
Hilltop	1,931,904	18.28%	1,975,226	19.70%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,206,261	12.83%	1,320,094	14.49%	8.5%	8.0%
Hilltop	1,931,904	18.28%	1,975,226	19.70%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,308,798	13.92%	1,421,007	15.60%	10.5%	10.0%
Hilltop	2,184,543	20.66%	2,226,165	22.20%	10.5%	N/A

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

At September 30, 2026, the net capital position of each of the Hilltop Broker-Dealers was as follows (in thousands).

		Momentum
	Hilltop	Independent
	Securities	Network
Net capital	$167,341	$7,520
Less: required net capital	7,923	325
Excess net capital	$159,418	$7,195

Net capital as a percentage of aggregate debit items	42.2%
Net capital in excess of 5% aggregate debit items	$147,533

Under certain conditions, Hilltop Securities may be required to segregate cash and securities in a special reserve account for the benefit of customers under Rule 15c3-3 promulgated under the Exchange Act. Assets segregated for regulatory purposes under the provisions of the Exchange Act are restricted and not available for general corporate purposes. At September 30, 2026 and December 31, 2025, the Hilltop Broker-Dealers held cash of $18.0 million and $20.2 million, respectively, segregated in special reserve bank accounts for the benefit of customers. The Hilltop Broker-Dealers were not required to segregate cash and securities in special reserve accounts for the benefit of proprietary accounts of introducing broker-dealers at September 30, 2026.

Mortgage Origination

As a mortgage originator, PrimeLending and its subsidiaries are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, as applicable. On an annual basis, PrimeLending and its subsidiaries submit audited financial statements to HUD and GNMA documenting their respective compliance with minimum requirements. On a quarterly basis, PrimeLending reviews these requirements and timely reports any exceptions to HUD and GNMA, as applicable. If any exceptions to these requirements occur, certain additional financial reporting submissions are required. During the second quarter of 2026, PrimeLending received a capital infusion from its parent company, PlainsCapital Bank, totaling $5 million. As of September 30, 2026, PrimeLending and its subsidiaries’ minimum capital, leverage, net worth and liquidity exceeded the amounts required by both HUD and GNMA, as applicable.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. Stockholders’ Equity

Dividends

During the nine months ended September 30, 2026 and 2025, the Company declared and paid cash dividends of $0.62 and $0.54 per common share, or an aggregate of $36.0 million and $34.4 million, respectively.

On October 22, 2026, Hilltop’s board of directors declared a quarterly cash dividend of $0.22 per common share, payable on November 21, 2026, to all common stockholders of record as of the close of business on November 6, 2026.

Stock Repurchases

In January 2026, the Hilltop board of directors authorized a new stock repurchase program through January 2027, pursuant to which the Company was originally authorized to repurchase, in the aggregate, up to $125.0 million of the Company’s outstanding common stock. In July 2026, the Hilltop Board of Directors authorized an increase to the aggregate amount of common stock the Company may repurchase under this program to $200.0 million, an increase of $75.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2026, Hilltop paid $114.5 million to repurchase an aggregate of 3,000,291 shares of the Company’s common stock at an average price of $38.15 per share pursuant to the stock repurchase program. As a result of share repurchases during 2026, Hilltop has approximately $86 million of available share repurchase capacity through the expiration of the 2026 stock repurchase program in January 2027.

The Company's share repurchases in excess of issuances may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During the three and nine months ended September 30, 2026, an excise tax of $0.2 million and $1.0 million, respectively, on net share repurchases was accrued and recorded to retained earnings on the consolidated balance sheets, and reported as a component of repurchases of common stock, inclusive of taxes within the consolidated statements of stockholders’ equity.

The Company’s stock repurchase program, prior year repurchases, and related accounting policy are discussed in detail in Note 1 and Note 22 to the consolidated financial statements included in the Company’s 2025 Form 10-K.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. Noninterest Income and Expense

The following table shows the components of noninterest income and expense (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Noninterest income:
Net gains from sale of loans and other mortgage production income (1)	$40,432	$51,730	$139,987	$148,956
Mortgage loan origination fees	27,249	24,850	79,453	76,039
Principal transactions, commissions and fees:
Principal transactions (1)	12,521	44,926	79,576	97,434
Commissions	16,194	11,233	40,193	29,796
Money market and bank-insured fund fees	8,945	9,291	31,930	26,419
Other fees	8,574	8,616	25,266	23,586
	46,234	74,066	176,965	177,235
Investment banking, advisory and administrative fees:
Advisory services	32,337	31,320	77,480	79,628
Managed money	13,369	11,611	37,503	32,817
Underwriting	5,147	9,318	14,476	18,069
Other fees	3,278	1,100	5,792	3,193
	54,131	53,349	135,251	133,707
Other:
Merchant banking investments (1)	6,601	2,649	7,322	44,336
Service charges on depositor accounts	4,790	4,545	14,508	13,689
Trust fees	3,513	3,000	10,108	9,213
Other (1)	4,192	3,618	11,921	20,606
	19,096	13,812	43,859	87,844
	$187,142	$217,807	$575,515	$623,781
Noninterest expense:
Employees' compensation and benefits	$179,302	$190,027	$528,160	$542,677
Occupancy and equipment, net	19,740	19,930	58,996	60,776
Professional services	11,756	12,681	35,648	27,615
Other:
Software and information technology	17,171	17,354	53,621	52,374
Brokerage commissions and fees	8,560	9,234	27,836	27,448
Business development	3,218	2,813	9,413	10,572
Unreimbursed loan closing costs	1,982	2,724	5,535	9,398
Travel, meals and entertainment	3,215	3,195	10,485	9,529
Mortgage origination and servicing	2,547	2,516	7,905	7,271
Amortization of intangible assets	240	257	719	771
Other	16,404	11,172	40,856	36,121
	53,337	49,265	156,370	153,484
	$264,135	$271,903	$779,174	$784,552
(1)	Certain noninterest income components included within these line items are generally not in the scope of the accounting guidance for revenue from contracts with customers.

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

Changes in the fair value of derivatives are presented in the following table (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase (decrease) in fair value of derivatives during period:
PrimeLending	$4,836	$6,180	$8,987	$570
Hilltop Broker-Dealers	(6,460)	2,312	(13,010)	1,658
Bank	19	9	77	(24)

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

(Unaudited)

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

Derivative positions are presented in the following table (in thousands).

	September 30, 2026		December 31, 2025
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Derivative instruments (not designated as hedges):
IRLCs	$503,080	$(225)	$456,734	$5,997
Commitments to purchase MBSs	1,504,911	(19,501)	1,586,198	7,311
Commitments to sell MBSs	1,741,917	17,924	2,383,043	(6,344)
Interest rate swaps	53,500	5,214	53,470	(666)
Interest rate swaps back-to-back (asset) (1)	88,768	1,528	110,437	1,495
Interest rate swaps back-to-back (liability) (1)	88,768	(1,522)	110,437	(1,551)
U.S. Treasury bond futures and options (2)	161,600	—	217,220	—
Interest rate and other futures (2)	258,400	—	9,250	—
Credit default swaps	55,000	87	40,000	7

Derivative instruments (designated as hedges):
Interest rate swaps designated as cash flow hedges	$145,000	$3,873	$137,000	$1,291
Interest rate swaps designated as fair value hedges (3)	294,846	35,106	317,335	23,858

(1)	Noted derivative instruments include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment that was nominal at September 30, 2026 and December 31, 2025, respectively, reducing the fair value of the liability.
(2)	Noted derivative instruments include contracts between the Hilltop Broker-Dealers and PrimeLending and their respective counterparties with changes in fair value of the contracts that are settled daily.
(3)	The Company designated $284.8 million and $347.3 million as the hedged amount (from a closed portfolio of prepayable available for sale securities and loans held for investment with a carrying value of $249.5 million and $323.4 million as of September 30, 2026 and December 31, 2025, respectively), of which, a subset of these hedges are in portfolio layer hedging relationships. The cumulative basis adjustment included in the carrying value of the hedged items totaled $35.2 million and $24.0 million as of September 30, 2026 and December 31, 2025, respectively.

The Bank and PrimeLending held cash collateral advances of $51.9 million and $25.0 million to offset net asset derivative positions on derivative instruments designated as hedges at September 30, 2026 and December 31, 2025, respectively. PrimeLending had advanced cash collateral totaling $4.1 million to offset net liability positions on its commitments to sell MBSs at December 31, 2025. In addition, PrimeLending and the Hilltop Broker-Dealers had advanced cash collateral totaling $6.6 million and $6.5 million on various derivative instruments at September 30, 2026 and December 31, 2025, respectively. These cash collateral amounts are included in either other assets or other liabilities within the consolidated balance sheets.

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

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Assets		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Assets	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2026
Securities borrowed:
Institutional counterparties	$1,492,907	$—	$1,492,907	$(1,413,824)	$—	$79,083

Interest rate swaps:
Institutional counterparties	45,721	—	45,721	—	(35,560)	10,161

Credit default swaps:
Institutional counterparties	87	—	87	—	—	87

Reverse repurchase agreements:
Institutional counterparties	119,534	—	119,534	(117,341)	—	2,193

Forward MBS derivatives:
Institutional counterparties	37,577	—	37,577	(3)	—	37,574
	$1,695,826	$—	$1,695,826	$(1,531,168)	$(35,560)	$129,098
December 31, 2025
Securities borrowed:
Institutional counterparties	$1,501,548	$—	$1,501,548	$(1,425,084)	$—	$76,464

Interest rate swaps:
Institutional counterparties	27,370	—	27,370	—	(24,380)	2,990

Credit default swaps:
Institutional counterparties	7	—	7	—	—	7

Reverse repurchase agreements:
Institutional counterparties	55,977	—	55,977	(55,601)	—	376

Forward MBS derivatives:
Institutional counterparties	7,852	—	7,852	(253)	—	7,599
	$1,592,754	$—	$1,592,754	$(1,480,938)	$(24,380)	$87,436

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

				Gross Amounts Not Offset in
			Net Amounts	the Balance Sheet
	Gross Amounts	Gross Amounts	of Liabilities		Cash
	of Recognized	Offset in the	Presented in the	Financial	Collateral	Net
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Amount
September 30, 2026
Securities loaned:
Institutional counterparties	$1,484,563	$—	$1,484,563	$(1,404,774)	$—	$79,789

Interest rate swaps:
Institutional counterparties	1,522	—	1,522	—	—	1,522

Repurchase agreements:
Institutional counterparties	288,643	—	288,643	(288,643)	—	—

Forward MBS derivatives:
Institutional counterparties	39,153	—	39,153	(3)	—	39,150
	$1,813,881	$—	$1,813,881	$(1,693,420)	$—	$120,461
December 31, 2025
Securities loaned:
Institutional counterparties	$1,495,133	$—	$1,495,133	$(1,418,288)	$—	$76,845

Interest rate swaps:
Institutional counterparties	2,943	—	2,943	—	—	2,943

Repurchase agreements:
Institutional counterparties	268,805	—	268,805	(268,805)	—	—

Forward MBS derivatives:
Institutional counterparties	6,885	—	6,885	(253)	(1,795)	4,837
	$1,773,766	$—	$1,773,766	$(1,687,346)	$(1,795)	$84,625

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

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables present the remaining contractual maturities of repurchase agreement and securities lending transactions accounted for as secured borrowings (in thousands). The Company had no repurchase-to-maturity transactions outstanding at both September 30, 2026 and December 31, 2025.

	Remaining Contractual Maturities
	Overnight and			Greater Than
September 30, 2026	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$79,505	$193,314	$—	$—	$272,819
Other	15,824	—	—	—	15,824

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,484,511	—	—	—	1,484,511
Total	$1,579,892	$193,314	$—	$—	$1,773,206

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,773,206
Amount related to agreements not included in offsetting disclosure above					$—

	Remaining Contractual Maturities
	Overnight and			Greater Than
December 31, 2025	Continuous	Up to 30 Days	30-90 Days	90 Days	Total
Repurchase agreement transactions:
Asset-backed securities	$61,704	$204,993	$—	$—	$266,697
Other	2,108	—	—	—	2,108

Securities lending transactions:
Corporate securities	52	—	—	—	52
Equity securities	1,495,081	—	—	—	1,495,081
Total	$1,558,945	$204,993	$—	$—	$1,763,938

Gross amount of recognized liabilities for repurchase agreement and securities lending transactions in offsetting disclosure above					$1,763,938
Amount related to agreements not included in offsetting disclosure above					$—

21. Broker-Dealer and Clearing Organization Receivables and Payables

Broker-dealer and clearing organization receivables and payables consisted of the following (in thousands).

	September 30,	December 31,
	2026	2025
Receivables:
Securities borrowed	$1,492,907	$1,501,548
Securities failed to deliver	22,504	5,899
Trades in process of settlement	231,794	63,811
Other	17,524	17,624
	$1,764,729	$1,588,882
Payables:
Securities loaned	$1,484,563	$1,495,133
Correspondents	16,282	14,091
Securities failed to receive	52,598	3,517
Other	4,740	5,762
	$1,558,183	$1,518,503

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

The following tables present certain information about reportable business segment revenues, operating results, goodwill and assets (in thousands).

Three Months Ended September 30, 2026	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$158,205	$31,637	$14,197	$3,768	$(15,986)	$191,821
Interest expense (1)	53,273	19,277	14,677	2,363	(20,139)	69,451
Net interest income (expense)	104,932	12,360	(480)	1,405	4,153	122,370
Noninterest income	12,089	104,265	67,711	7,508	(4,431)	187,142
Net revenue	$117,021	$116,625	$67,231	$8,913	$(278)	$309,512

Provision for (reversal of) credit losses	10,149	17	—	—	—	10,166

Non-variable compensation and benefits	34,405	34,491	27,906	8,347	—	105,149
Variable compensation (2)	—	44,214	29,939	—	—	74,153
Occupancy and equipment, net	9,698	4,216	3,988	2,004	(166)	19,740
Professional services	2,295	4,397	3,188	1,876	—	11,756
Other segment expense items (3)	16,399	22,444	12,992	1,788	(286)	53,337
	$62,797	$109,762	$78,013	$14,015	$(452)	$264,135

Income (loss) before income taxes	$44,075	$6,846	$(10,782)	$(5,102)	$174	$35,211

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Nine Months Ended September 30, 2026	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$459,337	$101,615	$40,329	$11,393	$(47,517)	$565,157
Interest expense (1)	156,212	64,381	42,602	7,103	(55,459)	214,839
Net interest income (expense)	303,125	37,234	(2,273)	4,290	7,942	350,318
Noninterest income	35,381	319,432	219,648	9,832	(8,778)	575,515
Net revenue	$338,506	$356,666	$217,375	$14,122	$(836)	$925,833

Provision for (reversal of) credit losses	10,880	76	—	—	—	10,956

Non-variable compensation and benefits	103,672	103,152	80,494	23,980	—	311,298
Variable compensation (2)	—	123,686	93,176	—	—	216,862
Occupancy and equipment, net	28,238	12,898	12,324	6,035	(499)	58,996
Professional services	7,278	14,397	10,123	3,850	—	35,648
Other segment expense items (3)	46,057	68,457	36,415	5,948	(507)	156,370
	$185,245	$322,590	$232,532	$39,813	$(1,006)	$779,174

Income (loss) before income taxes	$142,381	$34,000	$(15,157)	$(25,691)	$170	$135,703

Three Months Ended September 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$160,491	$40,809	$14,645	$2,793	$(18,477)	$200,261
Interest expense (1)	63,645	28,147	16,696	2,350	(22,965)	87,873
Net interest income (expense)	96,846	12,662	(2,051)	443	4,488	112,388
Noninterest income	11,001	131,832	76,608	3,081	(4,715)	217,807
Net revenue	$107,847	$144,494	$74,557	$3,524	$(227)	$330,195

Provision for (reversal of) credit losses	(2,621)	110	—	—	—	(2,511)

Non-variable compensation and benefits	31,925	36,241	27,371	11,069	—	106,606
Variable compensation (2)	—	50,756	32,665	—	—	83,421
Occupancy and equipment, net	8,867	4,566	4,553	2,111	(167)	19,930
Professional services	2,412	5,111	3,510	1,648	—	12,681
Other segment expense items (3)	12,574	21,238	13,692	1,844	(83)	49,265
	$55,778	$117,912	$81,791	$16,672	$(250)	$271,903

Income (loss) before income taxes	$54,690	$26,472	$(7,234)	$(13,148)	$23	$60,803

Nine Months Ended September 30, 2025	Banking	Broker-Dealer	Mortgage Origination	Corporate	All Other and Eliminations	Hilltop Consolidated
Interest income	$478,432	$115,064	$40,019	$8,522	$(51,796)	$590,241
Interest expense (1)	196,117	77,683	45,768	9,114	(66,620)	262,062
Net interest income (expense)	282,315	37,381	(5,749)	(592)	14,824	328,179
Noninterest income	33,703	325,271	234,631	45,832	(15,656)	623,781
Net revenue	$316,018	$362,652	$228,882	$45,240	$(832)	$951,960

Provision for (reversal of) credit losses	(592)	79	—	—	—	(513)

Non-variable compensation and benefits	98,173	108,344	83,116	29,891	—	319,524
Variable compensation (2)	—	120,210	92,473	10,470	—	223,153
Occupancy and equipment, net	27,532	14,031	13,870	5,842	(499)	60,776
Professional services	684	13,763	9,579	3,721	(132)	27,615
Other segment expense items (3)	40,545	64,140	42,149	6,924	(274)	153,484
	$166,934	$320,488	$241,187	$56,848	$(905)	$784,552

Income (loss) before income taxes	$149,676	$42,085	$(12,305)	$(11,608)	$73	$167,921
(1)	Significant interest expenses for each reportable segment that are regularly provided to the CODM include:

Banking segment – primarily comprised of deposit interest expense.

Broker-dealer segment – primarily comprised of securities loaned and short-term borrowings interest expense.

Mortgage origination segment – primarily comprised of interest incurred on warehouse lines of credit held with the Bank.

(2)	Variable compensation represents performance-based commissions and incentives.
(3)	Other segment items for certain reportable segments that are regularly provided to the CODM include:
  Broker-dealer – included brokerage fees expense and travel, meals and entertainment expense.
Mortgage origination segment – included mortgage origination and servicing expenses, unreimbursed loan closing costs and business development expense.

Hilltop Holdings Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

			Mortgage		All Other and	Hilltop
	Banking	Broker-Dealer	Origination	Corporate	Eliminations	Consolidated
September 30, 2026
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,830,184	$3,181,666	$780,109	$2,304,139	$(2,876,364)	$16,219,734

December 31, 2025
Goodwill	$247,368	$7,008	$13,071	$—	$—	$267,447

Total assets	$12,743,756	$2,929,088	$1,091,437	$2,370,468	$(3,289,755)	$15,844,994

23. Earnings per Common Share

The following table presents the computation of basic and diluted earnings per common share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Income attributable to Hilltop	$24,900	$45,818	$99,258	$124,007

Weighted average shares outstanding - basic	57,035	62,146	57,998	63,456

Basic earnings per common share:	$0.44	$0.74	$1.71	$1.95

Diluted earnings per share:
Income attributable to Hilltop	$24,900	$45,818	$99,258	$124,007

Weighted average shares outstanding - basic	57,035	62,146	57,998	63,456
Effect of potentially dilutive securities	107	22	93	3
Weighted average shares outstanding - diluted	57,142	62,168	58,091	63,459

Diluted earnings per common share:	$0.44	$0.74	$1.71	$1.95

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently available to us at the time of this Quarterly Report. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If any of these events or risks or uncertainties occur, our business, business plan, financial condition, liquidity and results of operations may vary materially from those results expressed in our forward-looking statements. Certain factors that could cause actual results to differ include, among others:

●	the credit risks of lending activities, including our ability to estimate credit losses and the allowance for credit losses, as well as the effects of changes in the level of, and trends in, loan delinquencies and write-offs;
●	effectiveness of our data security controls in the face of cyber-attacks and any legal, reputational and financial risks following a cybersecurity incident;
●	changes in general economic, market, political and business conditions in areas or markets where we compete, including changes in the price of crude oil and the impact of tariffs;
●	persistent inflationary pressures and changes in the interest rate environment including potential impact of a prolonged elevated interest rate environment;
●	risks associated with concentration in real estate related loans;

●	the effects of our indebtedness on our ability to manage our business successfully, including the restrictions imposed by the indenture governing our indebtedness;
●	disruptions to the economy and financial services industry, risks associated with uninsured deposits and responsive measures by federal or state governments or banking regulators, including increases in the cost of our deposit insurance assessments;
●	cost and availability of capital;
●	changes in state and federal laws, regulations or policies affecting one or more of our business segments, including changes in regulatory fees, deposit insurance premiums, capital requirements and the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	changes in key management;
●	competition in our banking, broker-dealer and mortgage origination segments from other banks and financial institutions as well as investment banking and financial advisory firms, mortgage bankers, asset-based non-bank lenders and government agencies;
●	legal and regulatory proceedings;
●	risks associated with merger and acquisition integration; and
●	our ability to use excess capital in an effective manner.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statement of Operations Data:
Net interest income	$122,370	$112,388	$350,318	$328,179
Provision for (reversal of) credit losses	10,166	(2,511)	10,956	(513)
Total noninterest income	187,142	217,807	575,515	623,781
Total noninterest expense	264,135	271,903	779,174	784,552
Income before income taxes	35,211	60,803	135,703	167,921
Income tax expense	8,887	14,129	32,405	38,826
Net income	26,324	46,674	103,298	129,095
Less: Net income attributable to noncontrolling interest	1,424	856	4,040	5,088
Income attributable to Hilltop	$24,900	$45,818	$99,258	$124,007

Per Share Data:
Diluted earnings per common share	$0.44	$0.74	$1.71	$1.95
Diluted weighted average shares outstanding	57,142	62,168	58,091	63,459
Cash dividends declared per common share	$0.22	$0.18	$0.62	$0.54
Dividend payout ratio (1)	50.39%	24.41%	36.23%	27.63%
Book value per common share (end of period)			$36.99	$35.69
Tangible book value per common share (2) (end of period)			$32.20	$31.23

			September 30,	December 31,
			2026	2025
Balance Sheet Data:
Total assets			$16,219,734	$15,844,994
Cash and due from banks			1,205,044	1,231,944
Securities			2,710,006	2,837,050
Loans held for sale			625,597	950,142
Loans held for investment, net of unearned income			8,807,076	8,311,952
Allowance for credit losses			(93,862)	(91,537)
Total deposits			11,034,849	10,878,080
Notes payable			148,762	148,587
Total stockholders' equity			2,130,871	2,197,606

Capital Ratios:
Common equity to assets ratio			12.95%	13.69%
Tangible common equity to tangible assets (2)			11.47%	12.17%

(1) Dividend payout ratio is defined as cash dividends declared per common share divided by basic earnings per common share.

(2) For a reconciliation to the nearest accounting principles generally accepted in the United States (“GAAP”) measure, see “—Reconciliation and Management’s Explanation of Non-GAAP Financial Measures.”

Consolidated income before income taxes during the three and nine months ended September 30, 2026 included the following contributions from our reportable business segments.

●	The banking segment contributed $44.1 million and $142.4 million of income before income taxes during the three and nine months ended September 30, 2026;
●	The broker-dealer segment contributed $6.8 million and $34.0 million of income before income taxes during the three and nine months ended September 30, 2026; and
●	The mortgage origination segment incurred $10.8 million and $15.2 million of losses before income taxes during the three and nine months ended September 30, 2026.

During the nine months ended September 30, 2026, we declared and paid total common dividends of $36.0 million.

On October 22, 2026, our board of directors declared a quarterly cash dividend of $0.22 per common share, payable on November 20, 2026 to all common stockholders of record as of the close of business on November 6, 2026.

In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock. In July 2026, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $200.0 million, an increase of $75.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2026, we paid $114.5 million to repurchase an aggregate of 3,000,291 shares of our common stock at an average price of $38.15 per share pursuant to the stock repurchase program. As a result of share repurchases during 2026, Hilltop has approximately $86 million of available share repurchase capacity through the expiration of the 2026 stock repurchase program in January 2027.

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

	September 30,
	2026	2025
Book value per common share	$36.99	$35.69
Effect of goodwill and intangible assets per share	(4.79)	(4.46)
Tangible book value per common share	$32.20	$31.23

	September 30,	December 31,
	2026	2025
Hilltop stockholders’ equity	$2,100,726	$2,168,401
Less: goodwill and intangible assets, net	272,333	273,052
Tangible common equity	$1,828,393	$1,895,349

Total assets	$16,219,734	$15,844,994
Less: goodwill and intangible assets, net	272,333	273,052
Tangible assets	$15,947,401	$15,571,942

Equity to assets	12.95%	13.69%
Tangible common equity to tangible assets	11.47%	12.17%

Recent Developments

Economic Environment

Our balance sheet, operating results and certain metrics during 2025 and the first nine months of 2026 reflected uncertainty around general economic, market and business conditions that we expect will remain uncertain for the remainder of 2026. The extent of the impacts of uncertain economic conditions on our financial performance during the remainder of 2026 will depend in part on developments outside of our control, including, among others, changes in political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. Treasury yields and mortgage interest rates, and a volatile economic forecast. These conditions, coupled with exposure to changes in funding costs, inflationary pressures, elevated energy prices, and international armed conflicts and their impact on supply chains within our business segments during the first nine months of 2026 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026.

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

Historically, high-profile banking failures periodically increase market uncertainty and concerns associated with banking sector liquidity positions, increase regulatory scrutiny and underscore the importance of maintaining access to diverse sources of funding. In light of these events, we have continued our efforts to monitor deposit flows and balance sheet trends to ensure that our liquidity needs and financial flexibility are maintained. During 2025, deposit costs remained elevated despite actions we took to reduce the interest paid on our interest-bearing deposits. Our cost of deposits decreased during the nine months ended September 30, 2026, compared to the same period of 2025, as a result of the rate reductions since September 2025. Additionally, at September 30, 2026, we continued to access core deposits from our Hilltop Securities Federal Deposit Insurance Corporation (“FDIC”) insured sweep program, while the Bank was not utilizing any of its Federal Home Loan Bank (“FHLB”) borrowing capacity.

We expect that overall deposit funding costs will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, the recent increase in the target range for the federal funds rate during September 2026, further changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. An unexpected influx of withdrawals of deposits could adversely impact our ability to rely on organic deposits to primarily fund our operations, potentially requiring greater reliance on secondary sources of liquidity to meet withdrawals of deposits or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment securities and loans, federal fund lines of credit with correspondent banks, securities sold under agreements to repurchase, brokered time deposits, borrowings from the Federal Reserve and borrowings under lines of credit with other financial institutions. Refer to the discussions in the “Segment Results – Banking Segment” and “Liquidity and Capital Resources – Banking Segment” sections that follow for more details regarding the Bank’s deposits, available liquidity and borrowing capacity at September 30, 2026.

We expect uncertainties related to economic headwinds discussed above, the impact of interest rate movements on the shape and inversions of the yield curve and the continued active management of deposits and related funding costs that persisted through 2025 and into the first nine months of 2026, to continue during the remainder of 2026.

Asset Valuation

As discussed in more detail within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K, at each reporting date between annual impairment tests as of October 1st, we consider potential indicators of impairment including the condition of the economy and financial services industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of our stock and other relevant events.

Based on the results of the annual impairment tests as of October 1, 2025, the mortgage origination segment’s fair value exceeded its carrying value by approximately 12%. The quantitative valuations of the mortgage origination segment utilized the income approach and a market-based approach, each weighted at 50%. With certain inputs and assumptions incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information. Circumstances that could negatively impact the fair value for the mortgage origination segment in the future may include a decline in industry peer multiples, an increase in the applicable discount rate, or a deterioration in forecasted projections.

Continuing macroeconomic challenges related to mortgage loan origination volumes, customer sensitivity to interest rates and resulting demand for certain products, including market expectations related to a prolonged elevated interest rate environment, have resulted in a challenging environment associated with the mortgage origination segment’s short- and long-term financial condition, variability in operating results and lower-than-forecasted performance. In light of these current macroeconomic challenges in the mortgage industry, coupled with any future changes in the inputs and assumptions specific to the mortgage origination segment that are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information, the fair value of the mortgage origination segment may decline, and we may be required to record an impairment charge of up to $13.1 million of goodwill allocated to the mortgage origination segment.

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

To the extent future operating performance of our reporting segments, and specifically the mortgage origination segment, remain challenged and below forecasted projections, significant assumptions such as expected future cash flows or the risk-adjusted discount rate used to estimate fair value are adversely impacted, or upon the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform impairment tests on our goodwill and other intangible assets, an impairment charge may be recorded for that period. In the event that we conclude that all or a portion of our goodwill and other intangible assets are impaired, a non-cash charge for the respective amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

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

	Three Months Ended September 30,		Variance 2026 vs 2025		Nine Months Ended September 30,		Variance 2026 vs 2025
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net interest income (expense):
Banking	$104,932	$96,846	$8,086	8	$303,125	$282,315	$20,810	7
Broker-Dealer	12,360	12,662	(302)	(2)	37,234	37,381	(147)	(0)
Mortgage Origination	(480)	(2,051)	1,571	77	(2,273)	(5,749)	3,476	60
Corporate	1,405	443	962	217	4,290	(592)	4,882	825
All Other and Eliminations (1)	4,153	4,488	(335)	(7)	7,942	14,824	(6,882)	(46)
Hilltop Consolidated	$122,370	$112,388	$9,982	9	$350,318	$328,179	$22,139	7

Provision for (reversal of) credit losses:
Banking	$10,149	$(2,621)	$12,770	487	$10,880	$(592)	$11,472	1,938
Broker-Dealer	17	110	(93)	(85)	76	79	(3)	(4)
Mortgage Origination	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—
All Other and Eliminations	—	—	—	—	—	—	—	—
Hilltop Consolidated	$10,166	$(2,511)	$12,677	505	$10,956	$(513)	$11,469	2,236

Noninterest income:
Banking	$12,089	$11,001	$1,088	10	$35,381	$33,703	$1,678	5
Broker-Dealer	104,265	131,832	(27,567)	(21)	319,432	325,271	(5,839)	(2)
Mortgage Origination	67,711	76,608	(8,897)	(12)	219,648	234,631	(14,983)	(6)
Corporate	7,508	3,081	4,427	144	9,832	45,832	(36,000)	(79)
All Other and Eliminations (1)	(4,431)	(4,715)	284	6	(8,778)	(15,656)	6,878	44
Hilltop Consolidated	$187,142	$217,807	$(30,665)	(14)	$575,515	$623,781	$(48,266)	(8)

Noninterest expense:
Banking	$62,797	$55,778	$7,019	13	$185,245	$166,934	$18,311	11
Broker-Dealer	109,762	117,912	(8,150)	(7)	322,590	320,488	2,102	1
Mortgage Origination	78,013	81,791	(3,778)	(5)	232,532	241,187	(8,655)	(4)
Corporate	14,015	16,672	(2,657)	(16)	39,813	56,848	(17,035)	(30)
All Other and Eliminations	(452)	(250)	(202)	(81)	(1,006)	(905)	(101)	(11)
Hilltop Consolidated	$264,135	$271,903	$(7,768)	(3)	$779,174	$784,552	$(5,378)	(1)

Income (loss) before taxes:
Banking	$44,075	$54,690	$(10,615)	(19)	$142,381	$149,676	$(7,295)	(5)
Broker-Dealer	6,846	26,472	(19,626)	(74)	34,000	42,085	(8,085)	(19)
Mortgage Origination	(10,782)	(7,234)	(3,548)	(49)	(15,157)	(12,305)	(2,852)	(23)
Corporate	(5,102)	(13,148)	8,046	61	(25,691)	(11,608)	(14,083)	(121)
All Other and Eliminations	174	23	151	657	170	73	97	133
Hilltop Consolidated	$35,211	$60,803	$(25,592)	(42)	$135,703	$167,921	$(32,218)	(19)
(1)	All other and eliminations amounts during each period include FDIC sweep program revenues and expenses earned on broker-dealer segment deposits placed with the banking segment that are eliminated in consolidation.

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

How We Generate Revenue

We generate revenue from net interest income and from noninterest income. Net interest income represents the difference between the income earned on our assets, including our loans and investment securities, and our cost of funds, including the interest paid on the deposits and borrowings that are used to support our assets. Net interest income is a significant contributor to our operating results. Fluctuations in interest rates, as well as the amounts and types of interest-earning assets and interest-bearing liabilities we hold, affect net interest income. We generated $350.3 million in net interest income during the nine months ended September 30, 2026, compared with net interest income of $328.2 million during the nine months ended September 30, 2025. The change in reportable business segment net interest income during the nine months ended September 30, 2026, compared with the same period in 2025, primarily reflected improvements within the banking and mortgage origination segments and corporate.

The other component of our revenue is noninterest income, which is primarily comprised of the following:

(i)	Income from broker-dealer operations. Through Securities Holdings, we provide investment banking and other related financial services that generated $177.0 million and $177.8 million in principal transactions, commissions and fees and $135.3 million and $133.7 million in investment banking, advisory and administrative fees during the nine months ended September 30, 2026 and 2025, respectively.

(ii)	Income from mortgage operations. Through PrimeLending, we generate noninterest income by originating and selling mortgage loans. During the nine months ended September 30, 2026 and 2025, we generated $219.4 million and $225.0 million, respectively, in net gains from sale of loans, other mortgage production income (including income associated with retained mortgage servicing rights), and mortgage loan origination fees.

In the aggregate, we generated $575.5 million and $623.8 million in noninterest income during the nine months ended September 30, 2026 and 2025, respectively. The decrease in noninterest income during the nine months ended September 30, 2026, compared to the same period in 2025, was predominantly attributable, as noted in the segment results table previously presented, to decreases in pre-tax gains associated with merchant bank equity investment activity within corporate, commissions and fees and within our mortgage origination segment from net gains from sale of loans and noninterest income within our broker-dealer segment from principal transactions.

We also incur noninterest expenses in the operation of our businesses. Our businesses engage in labor intensive activities and, consequently, employees’ compensation and benefits represent the majority of our noninterest expenses.

Consolidated Operating Results

Income applicable to common stockholders during the three months ended September 30, 2026 was $24.9 million, or $0.44 per diluted share, compared to $45.8 million, or $0.74 per diluted share, during the three months ended September 30, 2025. Income applicable to common stockholders during the nine months ended September 30, 2026 was $99.3 million, or $1.71 per diluted share, compared to $124.0 million, or $1.95 per diluted share, during the nine months ended September 30, 2025. Hilltop’s financial results during the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025, are discussed in more detail below and within the respective “Banking Segment,” “Broker-Dealer Segment,” “Mortgage Origination Segment” and “Corporate” segment results sections that follow.

Certain items included in net income for the three and nine months ended September 30, 2026 and 2025 resulted from purchase accounting associated with the merger of PlainsCapital Corporation with and into a wholly owned subsidiary of Hilltop on November 30, 2012, the FDIC-assisted transaction whereby the Bank acquired certain assets and assumed certain liabilities of FNB, the acquisition of SWS Group, Inc. in a stock and cash transaction, and the acquisition of The Bank of River Oaks in an all-cash transaction (collectively, the “Bank Transactions”). Income before income taxes during the three months ended September 30, 2026 and 2025 included net accretion on earning assets and liabilities of $0.8 million and $0.6 million, respectively, and amortization of identifiable intangibles of $0.2 million and $0.3 million, respectively, related to the Bank Transactions. During the nine months ended September 30, 2026 and 2025, income before income taxes included net accretion on earning assets and liabilities of $2.9 million and $2.2 million, respectively, and amortization of identifiable intangibles of $0.7 million and $0.8 million, respectively, related to the Bank Transactions.

The information shown in the table below includes certain key performance indicators on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Return on average stockholders' equity (1)	4.67%	8.35%	6.23%	7.59%
Return on average assets (2)	0.67%	1.20%	0.89%	1.10%
Net interest margin (3) (4)	3.33%	3.06%	3.23%	2.97%
Leverage ratio (5) (end of period)			12.63%	13.13%
Common equity Tier 1 risk-based capital ratio (6) (end of period)			18.28%	20.33%
(1)	Return on average stockholders’ equity is defined as consolidated income attributable to Hilltop divided by average total Hilltop stockholders’ equity.
(2)	Return on average assets is defined as consolidated net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on our interest-earning assets compared to interest incurred.
(4)	The securities financing operations within our broker-dealer segment had the effect of lowering both the net interest margin and taxable equivalent net interest margin by 30 basis points and 28 basis points during the three months ended September 30, 2026 and 2025, respectively, and 30 basis points and 26 basis points during the nine months ended September 30, 2026 and 2025, respectively.
(5)	The leverage ratio is a regulatory capital ratio and is defined as Tier 1 risk-based capital divided by average consolidated assets.
(6)	The common equity Tier 1 risk-based capital ratio is a regulatory capital ratio and is defined as common equity Tier 1 risk-based capital divided by risk weighted assets. Common equity includes common equity Tier 1 capital (common stockholders’ equity and certain minority interests in the equity capital accounts of consolidated subsidiaries but excluding goodwill and various intangible assets) and additional Tier 1 capital (certain qualifying minority interests not included in common equity Tier 1 capital, certain preferred stock and related surplus, and certain subordinated debt).

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

During the three months ended September 30, 2026 and 2025, purchase accounting contributed 2 and 2 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.35% and 3.09%, respectively. During the nine months ended September 30, 2026 and 2025, purchase accounting contributed 3 and 2 basis points, respectively, to our consolidated taxable equivalent net interest margin of 3.25% and 2.99%, respectively The purchase accounting activity was primarily related to the accretion of discount of loans which totaled $0.8 million and $0.6 million during the three months ended September 30, 2026 and 2025, respectively, and $2.9 million and $2.2 million during the nine months ended September 30, 2026 and 2025, respectively, associated with the Bank Transactions.

The tables below provide additional details regarding our consolidated net interest income (dollars in thousands).

	Three Months Ended September 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$911,515	$13,716	5.89%	$905,623	$14,331	6.19%
Loans held for investment, gross (1)	8,708,397	127,249	5.80%	8,103,557	121,442	5.95%
Investment securities - taxable	2,362,020	27,121	4.59%	2,477,028	25,451	4.11%
Investment securities - non-taxable (2)	352,472	3,784	4.29%	391,685	4,458	4.55%
Federal funds sold and securities purchased under agreements to resell	154,361	1,244	3.20%	71,359	958	5.32%
Interest-bearing deposits in other financial institutions	566,998	5,257	3.68%	1,061,807	11,430	4.27%
Securities borrowed	1,391,178	12,022	3.38%	1,423,476	21,175	5.82%
Other	119,254	2,186	7.27%	134,682	1,962	5.78%
Interest-earning assets, gross (2)	14,566,195	192,579	5.25%	14,569,217	201,207	5.48%
Allowance for credit losses	(84,890)			(97,992)
Interest-earning assets, net	14,481,305			14,471,225
Noninterest-earning assets	1,002,610			956,077
Total assets	$15,483,915			$15,427,302

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,846,164	$46,304	2.34%	$7,807,348	$57,001	2.90%
Securities loaned	1,389,808	10,260	2.93%	1,407,765	19,430	5.48%
Notes payable and other borrowings	1,078,891	12,887	4.74%	934,201	11,442	4.86%
Total interest-bearing liabilities	10,314,863	69,451	2.67%	10,149,314	87,873	3.43%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,825,704			2,695,744
Other liabilities	198,119			377,444
Total liabilities	13,338,686			13,222,502
Stockholders’ equity	2,115,335			2,177,581
Noncontrolling interest	29,894			27,219
Total liabilities and stockholders' equity	$15,483,915			$15,427,302

Net interest income (2)		$123,128			$113,334
Net interest spread (2)			2.58%			2.05%
Net interest margin (2)			3.35%			3.09%

	Nine Months Ended September 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$889,033	$39,372	5.84%	$846,868	$39,888	6.21%
Loans held for investment, gross (1)	8,501,269	366,211	5.76%	8,023,276	352,370	5.87%
Investment securities - taxable	2,469,418	82,399	4.45%	2,474,595	76,045	4.10%
Investment securities - non-taxable (2)	372,496	11,787	4.22%	358,048	11,602	4.32%
Federal funds sold and securities purchased under agreements to resell	114,265	3,250	3.80%	85,437	4,129	6.46%
Interest-bearing deposits in other financial institutions	630,205	17,066	3.62%	1,433,175	45,346	4.23%
Securities borrowed	1,423,652	41,565	3.85%	1,422,153	57,528	5.33%
Other	122,844	5,888	6.41%	126,555	5,724	6.05%
Interest-earning assets, gross (2)	14,523,182	567,538	5.22%	14,770,107	592,632	5.36%
Allowance for credit losses	(88,461)			(101,494)
Interest-earning assets, net	14,434,721			14,668,613
Noninterest-earning assets	1,006,044			978,871
Total assets	$15,440,765			$15,647,484

Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,801,387	$139,914	2.40%	$7,952,735	$174,108	2.93%
Securities loaned	1,415,672	36,876	3.48%	1,410,276	51,828	4.91%
Notes payable and other borrowings	1,090,442	38,049	4.67%	984,736	36,126	4.90%
Total interest-bearing liabilities	10,307,501	214,839	2.79%	10,347,747	262,062	3.39%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,752,824			2,722,478
Other liabilities	219,112			366,506
Total liabilities	13,279,437			13,436,731
Stockholders’ equity	2,131,690			2,183,182
Noncontrolling interest	29,638			27,571
Total liabilities and stockholders' equity	$15,440,765			$15,647,484

Net interest income (2)		$352,699			$330,570
Net interest spread (2)			2.43%			1.97%
Net interest margin (2)			3.25%			2.99%
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rate of 21% for the periods presented. The adjustment to interest income was $0.8 million and $1.0 million during the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively.

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

On a consolidated basis, the change in net interest income during the three and nine months ended September 30, 2026, compared with the same periods in 2025, were primarily due to decreased funding costs on our deposits due to lower rates and an increase in interest income from loans held for investment reflecting higher loan volume, partially offset by lower earnings on interest-bearing deposits in other institutions. Refer to the discussion in the “Banking Segment” section that follows for more details on the changes in net interest income, including the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items.

The provision for (reversal of) credit losses is determined by management as the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors. Substantially all of our consolidated provision for (reversal of) credit losses is related to the banking segment. During the three months ended September 30, 2026, the provision for credit losses was primarily driven by loan portfolio changes, including changes in loan mix and risk rating grade migration, a build in the allowance related to specific reserves and changes in the U.S. economic outlook associated with collectively evaluated loans, within the banking segment since the prior quarter. The provision for credit losses during the nine months ended September 30, 2026 was primarily driven by a build in the allowance related to specific reserves and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans, within the banking segment. Refer to the discussion under the heading “Financial Condition – Allowance for Credit Losses on Loans” for more details regarding the significant assumptions and estimates involved in estimating credit losses.

Noninterest income decreased during the three months ended September 30, 2026, compared with the same period in 2025, primarily due to net decreases within our broker-dealer segment’s structured finance and fixed income services business lines and a decline in other production income within our mortgage origination segment. Noninterest income decreased during the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to the recognition within corporate of a pre-tax gain of $27.1 million associated with the sale of operations by a merchant bank equity investment in the first quarter of 2025, decreases within our mortgage origination segment due to a decline in other production income and multiple Settlement Agreement & Releases (the “Settlements”) whereby PrimeLending received an aggregate of $9.5 million from the respective parties in the second quarter of 2025 and net decreases within the broker-dealer segment’s structured finance and public finance services business lines.

Noninterest expense decreased during the three months ended September 30, 2026, compared with the same period in 2025, primarily due to decreases within our broker-dealer and mortgage origination segments associated with decreases in variable compensation expense and segment operating costs. Noninterest expense decreased during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a net decrease in employees’ compensation and benefits within corporate associated with the sale of a merchant bank equity investment in the first quarter of 2025 and decreases in lender paid closing costs and segment operating costs within our mortgage origination segment, partially offset by an increase in professional fees within our banking segment due to the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred. During 2025 and through the third quarter of 2026, we continued to experience increases in certain noninterest expenses, compared with respective prior periods, including compensation, occupancy, and software costs, due to inflationary pressures. We expect such inflationary headwinds to continue during the remainder of 2026.

Effective income tax rates during the three months ended September 30, 2026 and 2025 were 25.2% and 23.2%, respectively, and during the nine months ended September 30, 2026 and 2025 were 23.9% and 23.1%, respectively. During the three and nine months ended September 30, 2026 the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible expenses, nondeductible compensation expense, valuation allowances and other permanent adjustments, partially offset by investments in tax-exempt instruments. During the three and nine months ended September 30, 2025, the effective tax rate was higher than the applicable statutory rate primarily due to the impact of nondeductible compensation expense, nondeductible expenses and other permanent adjustments, partially offset by investments in tax-exempt instruments.

Segment Results

Banking Segment

The following table presents certain information about the operating results of our banking segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest income	$104,932	$96,846	$8,086	$303,125	$282,315	$20,810
Provision for (reversal of) credit losses	10,149	(2,621)	12,770	10,880	(592)	11,472
Noninterest income	12,089	11,001	1,088	35,381	33,703	1,678
Noninterest expense	62,797	55,778	7,019	185,245	166,934	18,311
Income before income taxes	$44,075	$54,690	$(10,615)	$142,381	$149,676	$(7,295)

The decrease in income before income taxes during the three and nine months ended September 30, 2026, compared with the same periods in 2025, was primarily due to changes in the provision for credit losses and an increase in noninterest expense, partially offset by an increase in net interest income. Changes to net interest income related to the component changes in the volume of average interest-earning assets and interest-bearing liabilities and changes in the rates earned or paid on those items are discussed in more detail below.

As discussed in more detail below, the banking segment's overall deposit costs decreased during the first nine months of 2026, primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate towards the end of 2025. Future decisions on the costs of deposits will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, the recent increase in the target range for the federal funds rate during September 2026, further changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The information shown in the table below includes certain key indicators of the performance and asset quality of our banking segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Efficiency ratio (1)	53.66%	51.72%	54.72%	52.82%
Return on average assets (2)	1.06%	1.34%	1.17%	1.21%
Net interest margin (3)	3.49%	3.23%	3.43%	3.12%
Net recoveries (charge-offs) to average loans outstanding (4)	(0.06)%	(0.01)%	(0.14)%	(0.09)%
(1)	Efficiency ratio is defined as noninterest expenses divided by the sum of total noninterest income and net interest income for the period. We consider the efficiency ratio to be a measure of the banking segment’s profitability.
(2)	Return on average assets is defined as net income before noncontrolling interest divided by average assets.
(3)	Net interest margin is defined as net interest income divided by average interest-earning assets. We consider net interest margin as a key indicator of profitability, as it represents interest earned on interest-earning assets compared to interest incurred.
(4)	Net recoveries (charge-offs) to average loans outstanding is defined as the greater of recoveries or charge-offs during the reported period minus charge-offs or recoveries divided by average loans outstanding. We use the ratio to measure the credit performance of our loan portfolio.

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

During the three months ended September 30, 2026 and 2025, purchase accounting contributed 4 and 2 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.50% and 3.23%, respectively. During the nine months ended September 30, 2026 and 2025, purchase accounting contributed 4 and 2 basis points, respectively, to the banking segment’s taxable equivalent net interest margin of 3.44% and 3.12%, respectively. These purchase accounting items are primarily related to accretion of discount of loans associated with the Bank Transactions presented in the Consolidated Operating Results section.

The tables below provide additional details regarding our banking segment’s net interest income (dollars in thousands).

	Three Months Ended September 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$—	$—	—%	$(1)	$(4)	NM
Loans held for investment, gross (1)	8,343,209	120,939	5.75%	7,773,525	114,669	5.85%
Subsidiary warehouse lines of credit	891,223	14,241	6.25%	906,255	16,247	7.02%
Investment securities - taxable	2,010,165	16,563	3.30%	2,052,715	16,896	3.29%
Investment securities - non-taxable (2)	105,974	932	3.52%	107,466	1,003	3.73%
Federal funds sold and securities purchased under agreements to resell	2,569	21	3.17%	47,635	573	4.78%
Interest-bearing deposits in other financial institutions	535,335	5,165	3.83%	984,433	10,921	4.40%
Other	38,761	504	5.16%	38,224	406	4.21%
Interest-earning assets, gross (2)	11,927,236	158,365	5.27%	11,910,252	160,711	5.35%
Allowance for credit losses	(84,722)			(97,894)
Interest-earning assets, net	11,842,514			11,812,358
Noninterest-earning assets	752,798			746,524
Total assets	$12,595,312			$12,558,882

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,925,312	$51,382	2.57%	$7,837,291	$61,947	3.14%
Notes payable and other borrowings	233,448	1,891	3.21%	272,524	1,698	2.47%
Total interest-bearing liabilities	8,158,760	53,273	2.59%	8,109,815	63,645	3.11%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,960,380			2,845,843
Other liabilities	88,733			95,961
Total liabilities	11,207,873			11,051,619
Stockholders’ equity	1,387,439			1,507,263
Total liabilities and stockholders’ equity	$12,595,312			$12,558,882

Net interest income (2)		$105,092			$97,066
Net interest spread (2)			2.68%			2.24%
Net interest margin (2)			3.50%			3.23%

	Nine Months Ended September 30,
	2026			2025
	Average	Interest	Annualized	Average	Interest	Annualized
	Outstanding	Earned	Yield or	Outstanding	Earned	Yield or
	Balance	or Paid	Rate	Balance	or Paid	Rate
Assets
Interest-earning assets
Loans held for sale	$—	$—	—%	$15,253	$649	5.67%
Loans held for investment, gross (1)	8,158,621	347,898	5.70%	7,687,025	334,018	5.81%
Subsidiary warehouse lines of credit	870,980	41,281	6.25%	841,456	44,682	7.00%
Investment securities - taxable	2,038,028	49,190	3.22%	2,050,083	50,153	3.26%
Investment securities - non-taxable (2)	106,811	2,826	3.53%	107,082	2,885	3.59%
Federal funds sold and securities purchased under agreements to resell	28,469	846	3.97%	52,664	1,842	4.68%
Interest-bearing deposits in other financial institutions	574,668	16,271	3.79%	1,312,981	43,548	4.43%
Other	39,248	1,526	5.20%	38,449	1,215	4.23%
Interest-earning assets, gross (2)	11,816,825	459,838	5.20%	12,104,993	478,992	5.29%
Allowance for credit losses	(88,332)			(101,410)
Interest-earning assets, net	11,728,493			12,003,583
Noninterest-earning assets	750,152			749,141
Total assets	$12,478,645			$12,752,724

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Interest-bearing deposits	$7,887,412	$150,760	2.56%	$7,967,873	$190,203	3.19%
Notes payable and other borrowings	240,495	5,451	3.03%	313,549	5,913	2.52%
Total interest-bearing liabilities	8,127,907	156,211	2.57%	8,281,422	196,116	3.17%
Noninterest-bearing liabilities
Noninterest-bearing deposits	2,879,581			2,883,658
Other liabilities	88,233			92,419
Total liabilities	11,095,721			11,257,499
Stockholders’ equity	1,382,924			1,495,225
Total liabilities and stockholders’ equity	$12,478,645			$12,752,724

Net interest income (2)		$303,627			$282,876
Net interest spread (2)			2.63%			2.12%
Net interest margin (2)			3.44%			3.12%
NM	Not meaningful
(1)	Average balance includes non-accrual loans.
(2)	Presented on a taxable equivalent basis with annualized taxable equivalent adjustments based on the applicable corporate federal income tax rates of 21% for all the periods presented. The adjustment to interest income was $0.2 million and $0.3 million during the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.6 million during the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
	Change Due To (1)			Change Due To (1)
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change
Interest income
Loans held for sale	$5	$(1)	$4	$(647)	$(2)	$(649)
Loans held for investment, gross (2)	8,400	(2,130)	6,270	20,493	(6,613)	13,880
Subsidiary warehouse lines of credit (3)	(266)	(1,740)	(2,006)	1,546	(4,947)	(3,401)
Investment securities - taxable	(353)	20	(333)	(294)	(669)	(963)
Investment securities - non-taxable (4)	(14)	(57)	(71)	(7)	(52)	(59)
Federal funds sold and securities purchased under agreements to resell	(543)	(9)	(552)	(847)	(149)	(996)
Interest-bearing deposits in other financial institutions	(4,981)	(775)	(5,756)	(24,463)	(2,814)	(27,277)
Other	6	92	98	25	286	311
Total interest income (4)	2,254	(4,600)	(2,346)	(4,194)	(14,960)	(19,154)

Interest expense
Deposits	$697	$(11,262)	$(10,565)	$(1,920)	$(37,523)	$(39,443)
Notes payable and other borrowings	(243)	436	193	(1,377)	915	(462)
Total interest expense	454	(10,826)	(10,372)	(3,297)	(36,608)	(39,905)

Net interest income (4)	$1,800	$6,226	$8,026	$(897)	$21,648	$20,751
(1)	Changes attributable to both volume and yield/rate are included in yield/rate column.
(2)	Changes in the yields earned on loans held for investment, gross included increases of $0.3 million and $0.7 million in accretion of discount on loans during the three and nine months ended September 30, 2026, compared with the same periods in 2025. Accretion of discount on loans is expected to decrease in future periods as loans acquired in the Bank Transactions are repaid, refinanced or renewed.
(3)	Subsidiary warehouse lines of credit extended to PrimeLending are eliminated from the consolidated financial statements.
(4)	Annualized taxable equivalent.

With regard to net interest income, as of September 30, 2026, the banking segment maintained an asset sensitive rate risk position, meaning the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. During a period of rising interest rates, being asset sensitive tends to result in an increase in net interest income, but during a period of declining interest rates, being asset sensitive tends to result in a decrease in net interest income. Given projected impacts on net interest income associated with the expected transition into the next phase of the interest rate cycle, we continue to evaluate our current GAP position, which may result in a repositioning of the banking segment towards a more neutral or liability sensitive balance sheet.

The increase in net interest income during the three and nine months ended September 30, 2026, compared to the same periods in 2025, as noted in the table above, was driven by decreased funding costs on our deposit products due to lower rates and an increase in interest income from loans held for investment reflecting higher loan volumes, partially offset by lower earnings on interest‑earning deposits in other financial institutions due to reduced balances and lower yields. The average rate paid on interest-bearing liabilities decreased 60 basis points from 3.17% for the nine months ended September 30, 2025 to 2.57% for the nine months ended September 30, 2026, while the average yield on interest-earning assets decreased 9 basis points from 5.29% for the nine months ended September 30, 2025 to 5.20% for the nine months ended September 30, 2026.

Our portfolio includes loans that periodically reprice or mature prior to the end of an amortized term. The extent and timing of this impact on interest income will ultimately be driven by the timing, magnitude and frequency of interest rate and yield curve movements, as well as changes in market conditions and timing of management strategies. At September 30, 2026, approximately $393 million of our floating rate loans held for investment remained at or below their applicable rate floor, exclusive of our mortgage warehouse lending program, of which approximately 27% are not scheduled to reprice for more than one year based upon agreed-upon terms. If interest rates rise, yields on the portion of our loan portfolio that remain at applicable rate floors would rise more slowly than increases in market interest rates, unless such loans are refinanced or repaid. If interest rates fall, the impact on our interest income for certain variable-rate loans would be limited by these rate floors. Competition for loan growth could also continue to put pressure on new loan origination rates.

Additionally, within our banking segment, the composition of the deposit base and ultimate cost of funds on deposits and net interest income are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors. Deposit products and pricing structures relative to the market are regularly evaluated to maintain competitiveness over time. As discussed above, our cost of deposits decreased during the three and nine months ended September 30, 2026, compared to the same periods in 2025. We expect such costs during the remainder of 2026 will continue to be influenced by various factors, including, but not limited to competitive pressures, broader economic conditions, the recent increase in the target range for the federal funds rate during September 2026, further changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. The Bank’s deposit base primarily includes a combination of commercial, wealth and public funds deposits, without a high level of industry concentration. At September 30, 2026, total estimated uninsured deposits were $6.0 billion, or approximately 55% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $586.7 million and internal accounts of $380.8 million, were $5.1 billion, or approximately 46% of total deposits.

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

The banking segment retained approximately $126.2 million and $44.9 million in mortgage loans originated by the mortgage origination segment during the three months ended September 30, 2026 and 2025, respectively, and $239.8 million and $150.6 million in mortgage loans originated by the mortgage origination segment during the nine months ended September 30, 2026 and 2025, respectively. These loans are purchased by the banking segment at par. For origination services provided, the banking segment reimburses the mortgage origination segment for direct origination costs associated with these mortgage loans, in addition to payment of a correspondent fee. The correspondent fees are eliminated in consolidation. The determination of mortgage loan retention levels by the banking segment will be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

The banking segment’s provision for (reversal of) credit losses has been subject to significant year-over-year and quarterly changes primarily attributable to the effects of changes in economic outlook, macroeconomic forecast assumptions and the resulting impact on reserves. During the three months ended September 30, 2026, the provision for credit losses was primarily driven by loan portfolio changes, including changes in loan mix and risk rating grade migration, a build in the allowance related to specific reserves and changes in the U.S. economic outlook associated with collectively evaluated loans, since the prior quarter. The provision for credit losses during the nine months ended September 30, 2026 was primarily driven by a build in the allowance related to specific reserves and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by changes in the U.S. economic outlook associated with collectively evaluated loans. The net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2026 included a provision for credit losses of $1.7 million and $7.6 million, respectively, while collectively evaluated loans during the three and nine months ended September 30, 2026 included a provision for credit losses of $8.5 million and $3.3 million, respectively. The changes in the allowance for credit losses during the noted periods also reflected other factors including, but not limited to, loan mix, changes in loan balances and qualitative factors from the prior quarter, and net loan growth specific to the third quarter of 2026. The changes in the allowance for credit losses during the three and nine months ended September 30, 2026 were also impacted by net charge-offs of $1.2 million and $8.6 million, respectively. Refer to the discussion in the “Financial Condition – Allowance for Credit Losses on Loans” section that follows for more details regarding the significant assumptions and estimates involved in estimating credit losses.

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

The banking segment’s noninterest income increased during the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to an increase in trust management fees. During the nine months ended September 30, 2026, the increase in trust management fees was significantly offset by the receipt of a legal restitution payment during the second quarter of 2025 that compensated the Bank for previously incurred losses.

The banking segment’s noninterest expense increased during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to increases in employees’ compensation and benefits and software costs. During the nine months ended September 30, 2026, compared to the same period in 2025, noninterest expense increased primarily due to increases in professional fees, employees’ compensation and benefits and software costs. The increase in professional fees during the nine months ended September 30, 2026, compared to the same period in 2025, was significantly driven by the settlement and receipt of $6.5 million during the first quarter of 2025 that reimbursed the Bank for legal fees previously incurred.

Broker-Dealer Segment

The following table provides additional details regarding our broker-dealer segment operating results (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest income:
Wealth management:
Securities lending	$1,762	$1,745	$17	$4,689	$5,700	$(1,011)
Clearing services	3,185	2,167	1,018	7,988	6,960	1,028
Structured finance	3,212	2,622	590	9,766	8,035	1,731
Fixed income services	356	61	295	1,110	34	1,076
Other	3,845	6,067	(2,222)	13,681	16,652	(2,971)
Total net interest income	12,360	12,662	(302)	37,234	37,381	(147)
Noninterest income:
Principal transactions, commissions and fees by business line (1) (2):
Fixed income services (3)	12,672	16,310	(3,638)	38,353	36,046	2,307
Wealth management:
Retail	23,611	24,725	(1,114)	72,610	69,010	3,600
Clearing services	9,557	9,103	454	26,975	26,917	58
Structured finance (3)	3,727	27,925	(24,198)	44,156	58,093	(13,937)
Other	557	410	147	1,975	1,588	387
	50,124	78,473	(28,349)	184,069	191,654	(7,585)
Investment banking, advisory and administrative fees by business line (1):
Public finance services	37,354	37,524	(170)	91,064	93,713	(2,649)
Fixed income services	1,017	3,552	(2,535)	2,646	5,210	(2,564)
Wealth management:
Retail	12,695	11,015	1,680	35,575	31,232	4,343
Clearing services	769	631	138	2,174	1,745	429
Structured finance	2,187	534	1,653	3,474	1,685	1,789
Other	109	93	16	318	254	64
	54,131	53,349	782	135,251	133,839	1,412

Other (1):	10	10	—	112	(222)	334
Total noninterest income	104,265	131,832	(27,567)	319,432	325,271	(5,839)
Net revenue (4)	116,625	144,494	(27,869)	356,666	362,652	(5,986)
Noninterest expense:
Variable compensation (5)	44,214	50,756	(6,542)	123,686	120,210	3,476
Non-variable compensation and benefits	34,491	36,241	(1,750)	103,152	108,344	(5,192)
Segment operating costs (6)	31,074	31,025	49	95,828	92,013	3,815
Total noninterest expense	109,779	118,022	(8,243)	322,666	320,567	2,099

Income before income taxes	$6,846	$26,472	$(19,626)	$34,000	$42,085	$(8,085)
(1)	During the fourth quarter of 2025, certain financial statement line items within the noninterest income section of the consolidated income statement were reclassified to better align disclosures to business activities. These reclassifications were applied retrospectively to all prior periods presented. Total noninterest income did not change as a result of these reclassifications.
(2)	Principal transactions, commissions and fees includes income from FDIC sweep investments with the banking segment of $3.9 million and $4.2 million during the three months ended September 30, 2026 and 2025, respectively, and $7.1 million and $13.9 million during the nine months ended September 30, 2026 and 2025, respectively, that is eliminated in consolidation.
(3)	Noted balances during the prior period include certain reclassifications to conform to current period presentation.
(4)	Net revenue is defined as the sum of total net interest income and total noninterest income. We consider net revenue to be a key performance measure in the evaluation of the broker-dealer segment’s financial position and operating performance as we believe it is the primary revenue performance measure used by investors and analysts. Net revenue provides for some level of comparability of trends across the financial services industry as it reflects both noninterest income, including investment and securities advisory fees and commissions, as well as net interest income. Internally, we assess the broker-dealer segment’s performance on a net revenue basis for comparability with our banking segment.
(5)	Variable compensation represents performance-based commissions and incentives.
(6)	Segment operating costs include provision for credit losses associated with the broker-dealer segment within other noninterest expenses.

The decreases in net revenue and income before income taxes for the three and nine months ended September 30, 2026, compared with the same periods in 2025, were primarily due to a decline in revenues within the structured finance business line, offset by an increase in revenues within the wealth management business line. Additionally, during the three months ended September 30, 2026, compared with the same period in 2025, net revenues for the fixed income services business line decreased, while during the nine months ended September 30, 2026, compared with the same period in 2025, net revenues for the public finance services business line decreased and the fixed income services business line increased.

The decrease in the structured finance business line’s net revenues was primarily due to a decrease in housing revenue period over period due to an increase in mortgage rates and less robust demand from the buyer base. The increase in the wealth management business line’s net revenue was driven by an increase in asset management fee revenues generated from managed customer assets and transactional commission revenues. The decrease in the public finance services business line was primarily due to a decrease in advisory fees, offset by an increase in asset management fees. The decrease in the fixed income business line’s net revenues during the three months ended September 30, 2026, was primarily due to a decline in revenue earned from trading activities in both taxable and municipal capital markets divisions. Income before income taxes for the three and nine months ended September 30, 2026, were impacted by the decreases in net revenue as described above and a net decrease in noninterest expense for the three months ended September 30, 2026, compared with the same period in 2025.

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

Noninterest income decreased during the three and nine months ended September 30, 2026, compared with the same periods in 2025, primarily due to decreases in principal transactions, commissions and fees.

Principal transactions, commissions and fees decreased during the three and nine months ended September 30, 2026, compared with the same periods in 2025, primarily due to a decrease in housing revenue period over period, offset by increases in commodities and over-the-counter sales commissions.

Investment banking advisory and administrative fees increased during the three and nine months ended September 30, 2026, compared with the same periods in 2025, primarily due to increases in fees earned from managed assets offset by a decrease in fees earned from public finance advisory services.

The decrease in noninterest expense during the three months ended September 30, 2026, compared with the same period in 2025, was primarily due to a decrease in variable compensation, which were in line with the decreases in production revenue earned period over period. The increase in noninterest expense during the nine months ended September 30, 2026, compared with the same periods in 2025, was primarily due to increased legal costs, partially offset by decreases in employee benefits, primarily employee health insurance and severance expenses incurred in the prior year.

Selected information concerning the broker-dealer segment, including key performance indicators, follows (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total compensation as a % of net revenue (1)	67.5%	60.2%	63.6%	63.0%
Pre-tax margin (2)	5.9%	18.3%	9.5%	11.6%
FDIC insured program balances at the Bank (end of period)			$500,296	$325,341
Other FDIC insured program balances (end of period)			$1,172,057	$1,431,550
Customer funds on deposit, including short credits (end of period)			$188,785	$206,506

Public finance services:
Number of issues (3)	306	310	780	792
Aggregate amount of offerings (3)	$26,220,397	$28,223,137	$65,947,950	$65,694,926

Structured finance:
Lock production/TBA volume	$1,334,071	$1,240,860	$4,131,258	$3,206,571

Fixed income services:
Total volumes	$55,809,276	$53,873,752	$132,901,566	$149,891,754
Net inventory (end of period)			$490,971	$509,278

Wealth management (Retail and Clearing services groups):
Retail employee representatives (end of period)			90	91
Independent registered representatives (end of period)			145	156
Correspondents (end of period)			92	92
Correspondent receivables (end of period)			$131,625	$67,919
Customer margin balances (end of period)			$253,124	$256,231

Wealth management (Securities lending group):
Interest-earning assets - stock borrowed (end of period)			$1,492,907	$1,420,701
Interest-bearing liabilities - stock loaned (end of period)			$1,484,563	$1,412,381
(1)	Total compensation includes the sum of non-variable compensation and benefits and variable compensation. We consider total compensation as a percentage of net revenue to be a key performance measure and indicator of segment profitability.
(2)	Pre-tax margin is defined as income before income taxes divided by net revenue. We consider pre-tax margin to be a key performance measure given its use as a profitability metric representing the percentage of net revenue earned that results in a profit.
(3)	Noted balances during the prior period include certain reclassifications to conform to current period presentation.

Mortgage Origination Segment

The following table presents certain information regarding the operating results of our mortgage origination segment (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest expense	$(480)	$(2,051)	$1,571	$(2,273)	$(5,749)	$3,476
Noninterest income	67,711	76,608	(8,897)	219,648	234,631	(14,983)
Noninterest expense	78,013	81,791	(3,778)	232,532	241,187	(8,655)
Loss before income taxes	$(10,782)	$(7,234)	$(3,548)	$(15,157)	$(12,305)	$(2,852)

The mortgage lending business is subject to variables that can impact loan origination volume, including seasonal transaction volumes and interest rate fluctuations. Historically, the mortgage origination segment has experienced increased loan origination volume from home purchases during the spring and summer months to varying degrees, when more people tend to move and buy or sell homes. A decrease in mortgage interest rates tends to result in increased loan origination volume from refinancings, while an increase in mortgage interest rates tends to result in decreased loan origination volume from refinancings. While changes in mortgage interest rates have historically had a lesser impact on home purchases volume than on refinancing volume, the sharp increase in average mortgage rates during 2022 and their continued elevation has adversely affected home purchase volume through the first nine months of 2026. This impact was further amplified by broader economic uncertainty during the same period. See details regarding loan origination volume in the table below.

Recent trends, as well as typical historical patterns in loan origination volume from home purchases and refinancings because of movements in mortgage interest rates, may not be indicative of future loan origination volumes. During 2025 and through the first nine months of 2026, certain events initially triggered as early as 2022 have continued to challenge total mortgage market origination volumes because of their effect on the broader economy. These factors include higher average interest rates, actions and communications by the Federal Reserve and ongoing geopolitical events. These events have adversely impacted the willingness and ability of some mortgage origination segment’s customers to conduct mortgage transactions. While prolonged shortages of home inventories showed some improvement during 2025 and the first half of 2026, affordability challenges, in addition to uncertainties about the economy, continue to negatively impact customers’ abilities to purchase homes. Between September 2025 and December 2025, the Federal Reserve reduced the target range for the federal funds rate by a cumulative 75 basis points to 3.5% - 3.75%. Following these rate reductions, mortgage interest rates declined slightly during the first quarter of 2026. In September 2026, the Federal Reserve increased the target range for the federal funds rate by 25-basis points to 3.75% - 4.00% and revised its economic outlook to reflect expectations for possible further interest rate increases during 2026. As a result, market expectations have shifted toward a prolonged elevated interest rate environment, which may continue to adversely affect housing affordability and refinancing demand. During the third quarter of 2026, mortgage interest rates increased and exceeded third quarter 2025 mortgage interest rates. We expect loan production during the fourth quarter of 2026 to decrease compared to the third quarter of 2026 due to a higher mortgage interest rate environment and lower seasonal home purchase activity.

PrimeLending continues to evaluate its cost structure to address the current mortgage environment and we believe that ongoing cost-saving initiatives are critical to improving PrimeLending’s short- and long-term financial condition and operating results. As noted under the section titled “Asset Valuation” earlier in this Item 2, the mortgage origination segment has experienced lower-than-forecasted performance due to conditions discussed in detail within this discussion of segment results. In light of these current macroeconomic challenges in the mortgage industry, coupled with any future changes in the inputs and assumptions specific to the mortgage origination segment that are incorporated in the valuations, including projections of future cash flows, discount rates, and applicable valuation multiples based on the comparable public company information, the fair value of the mortgage origination segment may decline, and we may be required to record an impairment charge of up to $13.1 million of goodwill allocated to the mortgage origination segment.

As a Government National Mortgage Association (“GNMA”) approved lender, we are subject to minimum capital, leverage, net worth and liquidity requirements established by the Department of Housing and Urban Development (“HUD”) and GNMA, including timely reporting if a quarter’s operating loss exceeds more than 20% of its previous quarter or year-end net worth (the “operating loss ratio”) and/or if a quarter’s leverage ratio is below 6% (the “GNMA leverage ratio”). If this occurs, certain additional financial reporting submissions are required. During the third quarter of 2026, the operating loss ratio was below the 20% threshold at 15.1% and the GNMA leverage ratio remained above the required 6% at 9.6%. In June 2026, PrimeLending received a $5 million capital infusion from its parent company, PlainsCapital Bank. Additional capital infusions are possible in future periods, including those in the near-term, based on various factors including PrimeLending’s financial performance.

In addition, as a Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) approved lender, we are subject to certain minimum capital, net worth and liquidity requirements established by FNMA and FHLMC, including maintaining a minimum capital ratio of 6% (the “FNMA/FHLMC capital ratio”). During the third quarter of 2026, the capital ratio exceeded the required 6%. FNMA and FHLMC may also monitor additional financial performance trends at their discretion, including risk-based analyses focused on loans that the mortgage origination segment is currently responsible for representations and warranties that agency loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. One FNMA discretionary performance trend monitors the change in adjusted net worth during the prior twelve months. FNMA’s acceptable threshold for this performance trend is less than minus 30% but is only considered if a company has four consecutive quarterly losses. During the third quarter of 2026, PrimeLending recognized four consecutive quarterly losses, however it remained in compliance with this performance trend as the loss ratio was below the acceptable threshold at 5.0%. Any trends requiring notification to FNMA and FHLMC are formally reported to those entities.

During the three and nine months ended September 30, 2026 the loss before income taxes increased, compared to the same periods in 2025, primarily due to a decrease in noninterest income, partially offset by decreases in noninterest expense and net interest expense. The decrease in noninterest income during the three and nine months ended September 30, 2026, compared with the same periods in 2025, was primarily attributable to a decrease in the fair value of interest rate lock commtitments (“IRLCs”) in 2026, compared with an increase in the fair value of IRLCs during the corresponding periods in 2025. Additionally, the prior year period included $9.5 million of Settlements received by PrimeLending during the second quarter of 2025, while no similar settlement proceeds were recognized in 2026.

During the third quarter of 2026, average mortgage interest rates increased and exceeded the third quarter and total year 2025 average mortgage interest rates, respectively. Although we anticipate a slightly higher percentage of refinancing volume relative to total loan origination volume during 2026, as compared to 2025, an even higher refinance percentage could be driven by a slowing of purchase volume due to the negative impact on new and existing home sales resulting from existing home inventory shortages and affordability challenges related to new home construction, and/or an increase in all-cash buyers.

The mortgage origination segment primarily originates its mortgage loans through a retail channel, with limited lending through its affiliated business arrangements (“ABAs”). For the nine months ended September 30, 2026, funded volume through ABAs was approximately 10% of the mortgage origination segment’s total loan volume. Currently, PrimeLending owns a greater than 50% membership interest in two ABAs. We expect total production within the ABA channel to remain at approximately 10% of loan volume of the mortgage origination segment during the remainder of 2026.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026		2025			2026		2025
		% of		% of	Variance		% of		% of	Variance
	Amount	Total	Amount	Total	2026 vs 2025	Amount	Total	Amount	Total	2026 vs 2025
Mortgage Loan Originations - units	6,631		7,042		(411)	19,493		19,849		(356)

Mortgage Loan Originations - volume:
Conventional	$1,111,150	50.27%	$1,293,905	56.34%	$(182,755)	$3,508,399	52.90%	$3,618,881	55.92%	$(110,482)
Government	529,026	23.94%	510,060	22.21%	18,966	1,549,828	23.37%	1,469,009	22.70%	80,819
Jumbo	165,474	7.49%	130,990	5.70%	34,484	493,824	7.45%	406,171	6.28%	87,653
Other	404,563	18.30%	361,749	15.75%	42,814	1,080,430	16.28%	977,503	15.10%	102,927
	$2,210,213	100.00%	$2,296,704	100.00%	$(86,491)	$6,632,481	100.00%	$6,471,564	100.00%	$160,917

Home purchases	$1,954,264	88.42%	$2,027,568	88.28%	$(73,304)	$5,457,499	82.28%	$5,724,818	88.46%	$(267,319)
Refinancings	255,949	11.58%	269,136	11.72%	(13,187)	1,174,982	17.72%	746,746	11.54%	428,236
	$2,210,213	100.00%	$2,296,704	100.00%	$(86,491)	$6,632,481	100.00%	$6,471,564	100.00%	$160,917

Texas	$577,607	26.13%	$667,828	29.08%	$(90,221)	$1,739,557	26.23%	$1,932,461	29.86%	$(192,904)
California	180,503	8.17%	182,705	7.96%	(2,202)	549,264	8.28%	504,230	7.79%	45,034
South Carolina	141,657	6.41%	125,057	5.45%	16,600	425,640	6.42%	365,188	5.64%	60,452
Missouri	93,139	4.21%	96,581	4.21%	(3,442)	285,184	4.30%	277,242	4.28%	7,942
New York	119,078	5.39%	104,170	4.54%	14,908	274,847	4.14%	266,351	4.12%	8,496
Ohio	89,210	4.04%	83,036	3.62%	6,174	261,119	3.94%	214,041	3.31%	47,078
Florida	82,776	3.75%	91,979	4.00%	(9,203)	255,924	3.86%	252,877	3.91%	3,047
Washington	76,939	3.48%	69,396	3.02%	7,543	235,231	3.55%	184,743	2.85%	50,488
Arizona	55,483	2.51%	61,995	2.70%	(6,512)	222,131	3.35%	197,832	3.06%	24,299
Massachusetts	48,048	2.17%	44,486	1.94%	3,562	142,159	2.14%	131,628	2.03%	10,531
All other states	745,773	33.74%	769,471	33.48%	(23,698)	2,241,425	33.79%	2,144,971	33.15%	96,454
	$2,210,213	100.00%	$2,296,704	100.00%	$(86,491)	$6,632,481	100.00%	$6,471,564	100.00%	$160,917

Mortgage Loan Sales - volume:
Third parties	$2,297,121	94.79%	$2,175,245	97.98%	$121,876	$6,245,894	96.30%	$5,949,350	97.53%	$296,544
Banking segment	126,163	5.21%	44,881	2.02%	81,282	239,795	3.70%	150,621	2.47%	89,174
	$2,423,284	100.00%	$2,220,126	100.00%	$203,158	$6,485,689	100.00%	$6,099,971	100.00%	$385,718

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

The information shown in the table below includes certain additional key performance indicators for the mortgage origination segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains from mortgage loan sales (basis points):
Loans sold to third parties (1)	200	226	220	224
Broker fee income (2)	11	13	13	11
Impact of loans retained by banking segment	(10)	(5)	(9)	(6)
As reported	201	234	225	229
Variable compensation as a percentage of total compensation	51.8%	54.4%	53.7%	52.7%
Mortgage servicing rights asset ($000's) (end of period) (3)			$28,095	$12,273
(1)	Net gains from mortgage loans sold to third parties reflects provisions for anticipated indemnification claims and penalties for early payoff of loans which had the effect of lowering such net gains from mortgage loans sold to third parties by 5 basis points and 9 basis points during the three months ended September 30, 2026 and 2025, respectively, and 7 basis points and 10 basis points during the nine months ended September 30, 2026 and 2025, respectively.
(2)	Broker fee income is earned by the mortgage origination segment for facilitating mortgage loan transactions between PrimeLending customers and third-party mortgage lenders when the requested loan products are not offered by PrimeLending.
(3)	Reported on a consolidated basis and therefore does not include mortgage servicing rights assets related to loans serviced for the banking segment, which are eliminated in consolidation.

Net interest expense was comprised of interest income earned on loans held for sale offset by interest incurred on warehouse lines of credit with the Bank, and related intercompany financing costs.

Noninterest income was comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net gains from sale of loans	$48,753	$51,911	$(3,158)	$145,683	$139,555	$6,128
Mortgage loan origination fees and other related income	27,249	24,849	2,400	79,457	76,038	3,419
Other mortgage production income:
Change in net fair value and related derivative activity:
IRLCs and loans held for sale	(9,059)	(264)	(8,795)	(7,888)	8,356	(16,244)
Mortgage servicing rights asset	(1,107)	(603)	(504)	(2,816)	(1,151)	(1,665)
Servicing fees	1,875	715	1,160	5,212	2,318	2,894
Other	—	—	—	—	9,515	(9,515)
Total noninterest income	$67,711	$76,608	$(8,897)	$219,648	$234,631	$(14,983)

Fluctuations in mortgage loan origination fees and net gains from sale of loans are not always aligned with fluctuations in loan origination and loan sale volumes, respectively, since customers may opt to pay PrimeLending discount fees on their mortgage loans, which are included in mortgage loan origination fees, in exchange for a lower interest rate, which decreases the value of a loan in the secondary market.

During the three months ended September 30, 2026, the decrease in net gains from sales of loans was primarily the result of the decrease in average loan sale margin, while during the nine months ended September 30, 2026, the increase in net gains from sales of loans was the result of an increase in mortgage loan sale volume, partially offset by a decrease in average loan sale margin. During the three months ended September 30, 2026, the increase in mortgage loan origination fees and other related income was due to an increase in average mortgage loan origination fees, partially offset by a decrease in loan origination volume. During the nine months ended September 30, 2026, the increase in mortgage loan origination fees and other related income was due to increases in loan origination volume and average mortgage loan origination fees.

During the second quarter of 2025, PrimeLending entered into the Settlements related to a matter whereby PrimeLending received an aggregate of $9.5 million from the respective parties. The full amount associated with the legal settlements was recorded within other noninterest income during the second quarter of 2025.

We consider the mortgage origination segment’s net gains from sale of loans margin, in basis points, to be a key performance measure. Net gains from mortgage loan sales margin is defined as net gains from sale of loans divided by mortgage loan sales volume. The net gains from sale of loans is central to the segment’s generation of income and may include loans sold to third parties and loans sold to and retained by the banking segment. For origination services provided, the mortgage origination segment was reimbursed direct origination costs associated with loans retained by the banking segment, in addition to payment of a correspondent fee. The reimbursed origination costs and correspondent fees are included in the mortgage origination segment operating results, and the correspondent fees are eliminated in consolidation. Loan volumes to be originated on behalf of and retained by the banking segment are evaluated each quarter. Loans sold to and retained by the banking segment during the three months ended September 30, 2026 and 2025 were $126.2 million and $44.9 million, respectively, and $239.8 million and $150.6 million during the nine months ended September 30, 2026 and 2025, respectively. Loan volumes to be originated on behalf of and retained by the banking segment are expected to be impacted by, among other things, an ongoing review of the prevailing mortgage rates, balance sheet positioning at Hilltop and the banking segment’s outlook for commercial loan growth.

Noninterest income included changes in the net fair value of the mortgage origination segment’s IRLCs and loans held for sale and the related activity associated with forward commitments used by the mortgage origination segment to mitigate interest rate risk associated with its IRLCs and mortgage loans held for sale (“net fair value of IRLCs and loans held for sale”). The decrease in net fair value of IRLCs and loans held for sale during the three and nine months ended September 30, 2026, was primarily the result of a decrease in the average value of individual IRLCs and loans held for sale during the periods. In addition, during March 2026, a $0.8 million positive fair value adjustment to approximately $20 million of loans held for sale that could not be sold through normal sale channels or were non-performing was recorded. The sale of these loans was completed in June 2026 at an amount that approximated their fair value as of March 31, 2026.

The mortgage origination segment sells substantially all mortgage loans it originates to various investors in the secondary market. In addition, the mortgage origination segment originates loans on behalf of the Bank. The mortgage origination segment’s determination of whether to retain or release servicing on mortgage loans it sells is impacted by, among other things, changes in mortgage interest rates, refinancing and market activity, and balance sheet positioning at Hilltop. During the three and nine months ended September 30, 2026, PrimeLending retained servicing on approximately 5% and 7%, respectively, of loans sold, compared with approximately 16% and 9%, respectively, of loans sold during the same periods in 2025. A reduction in third-party mortgage servicers purchasing mortgage servicing rights, even if modest, may result in PrimeLending increasing the rate of retained servicing on mortgage loans sold at any time. The mortgage origination segment may, from time to time, manage its MSR asset through different strategies, including varying the percentage of mortgage loans sold, servicing released and opportunistically selling MSR assets. The mortgage origination segment has also retained servicing on certain loans sold to and retained by the banking segment. Gains and losses associated with such sales to the banking segment and the related MSR asset are eliminated in consolidation. At September 30, 2026, the mortgage origination segment serviced approximately $1.5 billion of loan volume, valued at $28.1 million. PrimeLending does not currently expect the level of MSR assets to be significant in the short-term.

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

Noninterest expenses were comprised of the items set forth in the table below (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Variable compensation	$29,939	$32,665	$(2,726)	$93,176	$92,473	$703
Non-variable compensation and benefits	27,906	27,371	535	80,494	83,116	(2,622)
Segment operating costs	17,162	18,470	(1,308)	50,792	54,401	(3,609)
Lender paid closing costs	1,982	2,724	(742)	5,535	9,398	(3,863)
Servicing expense	1,024	561	463	2,535	1,799	736
Total noninterest expense	$78,013	$81,791	$(3,778)	$232,532	$241,187	$(8,655)

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

While total loan origination volume decreased 3.8% and increased 2.5% during the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, the aggregate non-variable compensation and benefits increased 2.0% and decreased 3.2%, respectively, during the same periods. The decrease in non-variable compensation and benefits during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to a decrease in salaries associated with reduction in underwriting and loan fulfillment, operations and corporate headcount during 2025 as PrimeLending continued to evaluate its cost structure to address the current mortgage environment.

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

Between January 1, 2017 and September 30, 2026, the mortgage origination segment sold mortgage loans totaling $132.6 billion. These loans were sold under sales contracts that generally include provisions that hold the mortgage origination segment responsible for errors or omissions relating to its representations and warranties that loans sold meet certain requirements, including representations as to underwriting standards and the validity of certain borrower representations in connection with the loan. In addition, the sales contracts typically require the refund of purchased servicing rights plus certain investor servicing costs if a loan experiences an early payment default. While the mortgage origination segment sold loans prior to 2017, it does not anticipate experiencing significant losses in the future on loans originated prior to 2017 as a result of investor claims under these provisions of its sales contracts.

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

The following is a summary of the mortgage origination segment’s claims resolution activity relating to loans sold between January 1, 2017 and September 30, 2026 (dollars in thousands).

	Original Loan Balance		Loss Recognized
		% of		% of
	Amount	Loans Sold	Amount	Loans Sold
Claims resolved with no payment	$268,102	0.20%	$—	—%
Claims resolved because of a loan repurchase or payment to an investor for losses incurred (1)	256,634	0.19%	29,389	0.02%
	$524,736	0.39%	$29,389	0.02%
(1)	Losses incurred include refunded purchased servicing rights.

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

Although management considers the total indemnification liability reserve to be appropriate, there may be changes in the reserve over time to address incurred losses due to unanticipated adverse changes in the economy and historical loss patterns, discrete events adversely affecting specific borrowers or industries, and/or actions taken by institutions or investors. The impact of such matters is considered in the reserving process when probable and estimable. During the third quarter of 2026 and 2025, there were no adjustments made to the indemnification liability reserve. PrimeLending will continue to monitor agency claim inquiry trends and assess its potential impact on the indemnification liability reserve.

At September 30, 2026 and December 31, 2025, the mortgage origination segment’s total indemnification liability reserve totaled $6.8 million and $6.9 million, respectively. The related provision for indemnification losses was $0.9 million and $0.9 million during the three months ended September 30, 2026 and 2025, respectively, and $2.5 million and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively.

Corporate

The following table presents certain financial information regarding the operating results of corporate (in thousands).

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2026	2025	2026 vs 2025	2026	2025	2026 vs 2025
Net interest income (expense)	$1,405	$443	$962	$4,290	$(592)	$4,882
Noninterest income	7,508	3,081	4,427	9,832	45,832	(36,000)
Noninterest expense	14,015	16,672	(2,657)	39,813	56,848	(17,035)
Income (loss) before income taxes	$(5,102)	$(13,148)	$8,046	$(25,691)	$(11,608)	$(14,083)

Corporate includes certain activities not allocated to specific business segments. These activities include holding company financing and investing activities, merchant banking investment opportunities and management and administrative services to support the overall operations of the Company. Hilltop’s merchant banking investment activities include the identification of attractive opportunities for capital deployment in companies engaged in non-financial activities through its merchant bank subsidiary, Hilltop Opportunity Partners LLC. These merchant banking activities currently include investments within various industries, including power generation, youth sports and entertainment, dental health, industrial equipment manufacturing, industrial and mechanical construction, and aerospace and defense manufacturing, with an aggregate carrying value of approximately $97 million at September 30, 2026.

As a holding company, Hilltop’s primary investment objectives are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and potential stock repurchases. Investment and interest income earned during the three and nine months ended September 30, 2026 was primarily comprised of dividend income from merchant banking investment activities, in addition to interest income earned on intercompany notes.

Interest expense during each of the three months ended September 30, 2026 and 2025 included recurring quarterly interest expense of $2.4 million on our $150 million aggregate principal amount of subordinated notes due 2035 (“2035 Subordinated Notes”). Interest expense was $2.4 million during both the three months ended September 30, 2026 and 2025, respectively, and $7.1 million and $9.1 million during the nine months ended September 30, 2026 and 2025, respectively. Interest expense during the nine months ended September 30, 2025 also included interest expense of $2.0 million on our outstanding senior notes due 2025 that were redeemed on January 15, 2025 and on our outstanding $50 million aggregate principal amount of subordinated notes due 2030 that were redeemed on May 15, 2025.

Noninterest income during each period included activity related to our investment in a real estate development in Dallas’ University Park, which also serves as headquarters for both Hilltop and the Bank, and net noninterest income associated with our merchant bank subsidiary activities, including periodic changes in fair value of its investments. During the nine months ended September 30, 2025, noninterest income was significantly comprised of a pre-tax gain associated with the Company’s aggregate interest in Moser Holdings, LLC and reported primarily as a component of other noninterest income within the consolidated statements of operations.

Noninterest expenses were primarily comprised of employees’ compensation and benefits, occupancy expenses and professional fees, including corporate governance, legal and transaction costs. During the three months ended September 30, 2026, compared to the same period in 2025, the decrease in noninterest expenses was primarily driven by changes associated with employees’ compensation and benefits. During the nine months ended September 30, 2026, compared to the same period in 2025, the decrease in noninterest expenses was primarily driven by variable compensation associated with the sale of a merchant bank equity investment during the first quarter of 2025 and other changes associated with employees’ compensation and benefits.

Financial Condition

The following discussion contains a more detailed analysis of our financial condition at September 30, 2026, as compared with December 31, 2025.

Securities Portfolio

At September 30, 2026, investment securities consisted of securities of the U.S. Treasury, U.S. government and its agencies, obligations of municipalities and other political subdivisions, primarily in the State of Texas, as well as mortgage-backed, corporate debt, and equity securities. We may categorize investments as trading, available for sale, held to maturity and equity securities.

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

The table below summarizes our securities portfolio (in thousands).

	September 30,	December 31,
	2026	2025
Trading securities, at fair value
U.S. Treasury securities	$—	$123
U.S. government agencies:
Bonds	17,583	37,222
Residential mortgage-backed securities	45,021	152,343
Collateralized mortgage obligations	14,572	58,611
Other	16,842	—
Corporate debt securities	47,598	41,136
States and political subdivisions	309,206	295,615
Private-label securitized product	14,013	9,547
Commercial paper	100,289	—
Other	31,441	22,811
	596,565	617,408
Securities available for sale, at fair value
U.S. Treasury securities	—	4,943
U.S. government agencies:
Bonds	68,681	81,207
Residential mortgage-backed securities	346,933	391,060
Commercial mortgage-backed securities	268,674	240,336
Collateralized mortgage obligations	599,253	680,525
Corporate debt securities	61,656	61,992
States and political subdivisions	27,716	30,985
	1,372,913	1,491,048
Securities held to maturity, at amortized cost
U.S. government agencies:
Residential mortgage-backed securities	280,923	265,349
Commercial mortgage-backed securities	103,233	122,636
Collateralized mortgage obligations	275,493	262,203
States and political subdivisions	80,586	78,141
	740,235	728,329

Equity securities, at fair value	293	265
Total securities portfolio	$2,710,006	$2,837,050

We had net unrealized losses of $104.1 million and $63.0 million at September 30, 2026 and December 31, 2025, respectively, related to the available for sale investment portfolio, and net unrealized losses of $86.7 million and $53.4 million at September 30, 2026 and December 31, 2025, respectively, associated with the securities held to maturity portfolio. Equity securities included net unrealized gains of $0.2 million and $0.2 million at September 30, 2026 and December 31, 2025, respectively. In future periods, we expect changes in prevailing market interest rates, coupled with changes in the aggregate size of the investment portfolio, to be significant drivers of changes in the unrealized losses or gains in these portfolios, and therefore accumulated other comprehensive income (loss).

Banking Segment

The banking segment’s securities portfolio plays a role in the management of our interest rate sensitivity and generates additional interest income. In addition, the securities portfolio is used to meet collateral requirements for public and trust deposits, securities sold under agreements to repurchase and other purposes. The available for sale and equity securities portfolios serve as a source of liquidity. Historically, the Bank’s policy has been to invest primarily in securities of the U.S. government and its agencies, obligations of municipalities in the State of Texas and other high grade fixed income securities to minimize credit risk. At September 30, 2026, the banking segment’s securities portfolio of $2.1 billion was comprised of trading securities of $23 thousand, available for sale securities of $1.3 billion, held to maturity securities of $740.2 million and equity securities of $0.3 million, in addition to $10.7 million of other investments included in other assets within the consolidated balance sheets.

Broker-Dealer Segment

The broker-dealer segment holds securities to support sales, underwriting and other customer activities. The interest rate risk inherent in holding these securities is managed by setting and monitoring limits on the size and duration of positions and on the length of time the securities can be held. The Hilltop Broker-Dealers are required to carry their securities at fair value and record changes in the fair value of the portfolio to the statement of operations. Accordingly, the securities portfolio of the Hilltop Broker-Dealers included trading securities of $596.5 million at September 30, 2026. In addition, the Hilltop Broker-Dealers enter into transactions that represent commitments to purchase and deliver securities at prevailing future market prices to facilitate customer transactions and satisfy such commitments. Accordingly, the Hilltop Broker-Dealers’ ultimate obligation may exceed the amount recognized in the financial statements. These securities, which are carried at fair value and reported as securities sold, not yet purchased in the consolidated balance sheets, had a value of $105.6 million at September 30, 2026.

Corporate

At September 30, 2026, the corporate portfolio included other investments, including those associated with merchant banking, of available for sale securities of $61.7 million and other assets of $35.1 million within the consolidated balance sheets.

Allowance for Credit Losses for Available for Sale Securities and Held to Maturity Securities

We have evaluated available for sale debt securities that are in an unrealized loss position and have determined that any declines in value are unrelated to credit loss and related to changes in market interest rates since purchase. None of the available for sale debt securities held were past due at September 30, 2026. In addition, as of September 30, 2026, we evaluated our held to maturity debt securities, considering the current credit ratings and recognized losses, and determined the potential credit loss to be minimal. With respect to these securities, we considered the risk of credit loss to be negligible, and therefore, no allowance was recognized on the debt securities portfolio at September 30, 2026.

Loan Portfolio

Consolidated loans held for investment are detailed in the table below, classified by portfolio segment (in thousands).

	September 30,	December 31,
	2026	2025
Commercial real estate:
Non-owner occupied	$2,284,984	$2,121,087
Owner occupied	1,574,656	1,533,173
Commercial and industrial	1,605,810	1,526,467
Construction and land development	972,122	894,011
1-4 family residential	1,951,905	1,861,654
Consumer	27,251	31,027
Broker-dealer	390,348	344,533
Loans held for investment, gross	8,807,076	8,311,952
Allowance for credit losses	(93,862)	(91,537)
Loans held for investment, net of allowance	$8,713,214	$8,220,415

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

The banking segment’s total loans held for investment, net of the allowance for credit losses, were $8.9 billion and $8.8 billion at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the banking segment’s loan portfolio included warehouse lines of credit extended to PrimeLending and its ABAs of $1.3 billion, of which $571.7 million was drawn. At December 31, 2025, amounts drawn on the available warehouse lines of credit was $0.9 billion. Amounts advanced against the warehouse lines of credit are eliminated from net loans held for investment on our consolidated balance sheets. The banking segment does not generally participate in syndicated loan transactions and has no foreign loans in its portfolio.

A significant portion of the banking segment’s loan portfolio at September 30, 2026, consisted of commercial real estate loans secured by properties. Such loans can involve high principal loan amounts, and the repayment of these loans is dependent, in large part, on a borrower’s ongoing business operations or on income generated from the properties that are leased to third parties.

The table below sets forth the banking segment’s commercial real estate loan portfolio, by portfolio industry sector and collateral location as of September 30, 2026 (in thousands). There have not been changes in the real estate loan portfolio since December 31, 2025 that would significantly impact the banking segment’s geographic loan concentration risk.

				Brownsville-			Other
	Dallas-			Harlingen-	San			Outside
Commercial Real Estate	Fort Worth	Austin	Houston	McAllen	Antonio	Lubbock	Texas	Texas	Total
Non-owner occupied:
Office	$170,779	$202,839	$17,554	$17,158	$37,908	$6,977	$70,107	$5,888	$529,210
Retail	204,410	94,515	24,294	39,605	19,274	8,684	52,299	17,037	460,118
Hotel/Motel	56,225	11,892	28,280	16,283	69	—	13,954	13,156	139,859
Multifamily	183,262	15,579	36,582	31,328	498	20,260	108,762	23,572	419,843
Industrial	215,790	90,192	4,289	4,336	8,398	4,292	21,808	11,864	360,969
All other	96,917	72,972	25,785	6,780	27,025	53,708	73,938	17,860	374,985
	$927,383	$487,989	$136,784	$115,490	$93,172	$93,921	$340,868	$89,377	$2,284,984
Owner occupied:
Office	$129,111	$80,659	$34,773	$17,351	$48,053	$11,417	$8,144	$2,364	$331,872
Retail	23,619	14,264	1,664	1,033	3,843	988	10,136	858	56,405
Industrial	223,580	45,126	50,660	14,559	19,619	7,398	31,063	68,165	460,170
All other	308,077	130,337	62,886	21,519	56,984	26,224	101,446	18,736	726,209
	$684,387	$270,386	$149,983	$54,462	$128,499	$46,027	$150,789	$90,123	$1,574,656
Total commercial real estate loans	$1,611,770	$758,375	$286,767	$169,952	$221,671	$139,948	$491,657	$179,500	$3,859,640

At September 30, 2026, the banking segment had loan concentrations (loans to borrowers engaged in similar activities) that exceeded 10% of total loans in its real estate portfolio. The areas of concentration within our real estate portfolio were non-construction commercial real estate loans, non-construction residential real estate loans, and construction and land development loans, which represented 45.9%, 23.2% and 11.5%, respectively, of the banking segment’s total loans held for investment at September 30, 2026. The banking segment’s loan concentrations were within regulatory guidelines at September 30, 2026.

In addition, the Bank’s loan portfolio includes collateralized loans extended to businesses that depend on the energy industry, including those within the exploration and production, field services, pipeline construction and transportation sectors. Crude oil prices remain uncertain given future supply and demand for oil are influenced by international armed conflicts, return to business travel, new energy policies and government regulation, and the pace of transition towards renewable energy resources. At September 30, 2026, the Bank’s energy loan exposure was approximately $125 million of loans held for investment with unfunded commitment balances of approximately $26 million. The allowance for credit losses on the Bank’s energy portfolio was $0.9 million, or 0.7% of loans held for investment at September 30, 2026.

The following table provides information regarding the maturities of the banking segment’s gross loans held for investment, net of unearned income (in thousands). The commercial and industrial portfolio segment includes amounts advanced against the warehouse lines of credit extended to PrimeLending.

	September 30, 2026
	Due Within	Due From One	Due from Five	Due After
	One Year	To Five Years	To Fifteen Years	Fifteen Years	Total
Commercial real estate:
Non-owner occupied	$1,173,317	$904,579	$207,088	$—	$2,284,984
Owner occupied	576,971	710,499	279,980	7,206	1,574,656
Commercial and industrial	1,811,044	301,532	69,453	—	2,182,029
Construction and land development	894,539	70,462	6,405	716	972,122
1-4 family residential	287,902	855,833	202,820	605,350	1,951,905
Consumer	17,107	9,905	239	—	27,251
Total	$4,760,880	$2,852,810	$765,985	$613,272	$8,992,947

The following table provides information regarding the interest rate composition, based on contractual terms, of the banking segment's loans held for investment, net of unearned income (in thousands).

	Loans maturing after one year
	Fixed Interest	Floating Interest
September 30, 2026	Rate	Rate	Total
Commercial real estate:
Non-owner occupied	$728,481	$383,186	$1,111,667
Owner occupied	681,642	316,043	997,685
Commercial and industrial	263,216	107,769	370,985
Construction and land development	62,782	14,801	77,583
1-4 family residential	812,936	851,067	1,664,003
Consumer	9,952	192	10,144
Total	$2,559,009	$1,673,058	$4,232,067

In the table above, floating interest rate loans totaling $104.4 million as of September 30, 2026 had reached their applicable rate floor and are expected to reprice, subject to their scheduled repricing timing and frequency terms. The majority of floating rate loans carry an interest rate tied to a SOFR rate or The Wall Street Journal Prime Rate, as published in The Wall Street Journal.

Broker-Dealer Segment

The loan portfolio of the broker-dealer segment consists primarily of margin loans to customers and correspondents that are due within one year. The interest rate on margin accounts is computed on the settled margin balance at a fixed rate established by management. These loans are collateralized by the securities purchased or by other securities owned by the clients and, because of collateral coverage ratios, are believed to present minimal collectability exposure. Additionally, these loans are subject to a number of regulatory requirements as well as the Hilltop Broker-Dealers’ internal policies. The broker-dealer segment’s total loans held for investment, net of the allowance for credit losses, were $390.2 million and $344.5 million at September 30, 2026 and December 31, 2025, respectively. This increase from December 31, 2025 to September 30, 2026 was primarily attributable to increases of $23.1 million, or 21%, in receivables from correspondents and $19.8 million, or 8%, from customer margin accounts.

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

	September 30,	December 31,
	2026	2025
Loans held for sale:
Unpaid principal balance	$556,734	$870,130
Fair value adjustment	(3,920)	16,025
	$552,814	$886,155
IRLCs:
Unpaid principal balance	$503,080	$456,734
Fair value adjustment	(225)	5,997
	$502,855	$462,731

The mortgage origination segment uses forward commitments to mitigate interest rate risk associated with its loans held for sale and IRLCs. The notional amounts of these forward commitments at September 30, 2026 and December 31, 2025 were $0.8 billion and $1.0 billion, respectively, while the related estimated fair values were $13.7 million and ($1.9) million, respectively.

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

One of the most significant judgments involved in estimating our allowance for credit losses relates to the macroeconomic forecasts used to estimate credit losses over the reasonable and supportable forecast period. To determine the allowance for credit losses as of September 30, 2026, we utilized a single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in September 2026. During our previous quarterly macroeconomic assessment as of June 30, 2026, we utilized the same single macroeconomic scenario, the baseline forecast, published by Moody’s Analytics in June 2026. Management determined it appropriate to utilize the baseline macroeconomic scenario as of September 30, 2026 given the ongoing resilience of the U.S. economy despite the impact of elevated energy prices, international armed conflicts and tariffs best align with our internal economic outlook.

The following table and paragraphs summarize the U.S. Real Gross Domestic Product (“GDP”) growth rates and unemployment rate assumptions used in our economic forecast and based on the single macroeconomic scenario selected for respective period, to determine our best estimate of expected credit losses.

		As of
		September 30,	June 30,	March 31,	December 31,	September 30,
		2026	2026	2026	2025	2025
GDP growth rates:
	Q3 2025					1.8%
	Q4 2025				0.3%	0.8%
	Q1 2026			3.4%	2.5%	1.4%
	Q2 2026		2.4%	2.7%	2.2%	1.6%
	Q3 2026	3.4%	2.0%	2.1%	2.0%	1.6%
	Q4 2026	1.6%	1.9%	1.6%	1.9%	1.6%
	Q1 2027	1.7%	1.8%	1.5%	1.7%	1.7%
	Q2 2027	1.9%	1.9%	1.7%	1.8%
	Q3 2027	2.0%	1.8%	1.7%
	Q4 2027	2.0%	1.9%
	Q1 2028	2.1%

Unemployment rates:
	Q3 2025					4.4%
	Q4 2025				4.3%	4.4%
	Q1 2026			4.5%	4.5%	4.4%
	Q2 2026		4.2%	4.5%	4.6%	4.6%
	Q3 2026	4.1%	4.4%	4.5%	4.8%	4.7%
	Q4 2026	4.3%	4.5%	4.5%	4.8%	4.8%
	Q1 2027	4.5%	4.6%	4.5%	4.7%	4.7%
	Q2 2027	4.6%	4.6%	4.5%	4.7%
	Q3 2027	4.7%	4.6%	4.5%
	Q4 2027	4.7%	4.6%
	Q1 2028	4.7%

Since December 31, 2025, we updated our U.S. economic outlook to reflect our expectations of a period of moderate economic growth as elevated energy prices, international armed conflicts and tariffs weigh on the economy. Business and consumer spending remain resilient despite elevated energy prices. The unemployment rate remained relatively stable at 4.2% in the third quarter of 2026. In September 2026, the Federal Reserve raised the federal funds rate by 25-basis points to a target range of 3.75% - 4.0% as inflation remains above target.

As of September 30, 2026, our U.S. economic forecast assumes that, despite the economic impact of elevated energy prices, international armed conflicts and tariffs, the economy will experience a period of moderate growth. The changes in real GDP on an annual average basis are 2.2% in 2026 and 2.0% in 2027. The unemployment rate is expected to gradually increase, peaking at 4.7% in the second half of 2027. The federal funds rate target range remains stable throughout the remainder of 2026 and 2027. International armed conflicts and trade policy changes add uncertainty to the outlook.

During the three months ended September 30, 2026, the provision for credit losses was primarily driven by loan portfolio changes, including changes in loan mix and risk rating grade migration, a build in the allowance related to specific reserves and changes in the U.S. economic outlook associated with collectively evaluated loans, within the banking segment since the prior quarter. The provision for credit losses during the nine months ended September 30, 2026 was primarily driven by a build in the allowance related to specific reserves and loan portfolio changes, including changes in loan mix and risk rating grade migration, partially offset by changes in the U.S. economic outlook associated with collectively evaluated, within the banking segment. Specific to the Bank, the net impact to the allowance of changes associated with individually evaluated loans during the three and nine months ended September 30, 2026 included a provision for credit losses of $1.7 million and $7.6 million, respectively, while collectively evaluated loans during the three and nine months ended September 30, 2026 included a provision for credit losses of $8.5 million and $3.3 million, respectively. The changes in the allowance for credit losses during the noted periods were primarily attributable to the Bank and also reflected other factors including, but not limited to, loan mix, changes in loan balances and qualitative factors from the prior quarter, and net loan growth specific to the third quarter of 2026. The changes in the allowance during the three and nine months ended September 30, 2026 were also impacted by net charge-offs of $1.2 million and $8.6 million, respectively.

As noted above, the combined net impact to the allowance of changes associated with individually and collectively evaluated loans have contributed to a net increase in the allowance at September 30, 2026, compared to December 31, 2025. The resulting allowance for credit losses as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and banking segment mortgage warehouse lending programs, was 1.15% and 1.19% as of September 30, 2026 and December 31, 2025, respectively. While changes in the U.S. economic outlook have been reflected in our current allowance at September 30, 2026, uncertainties that include, among others, the uncertain timing, duration and significance of further changes in market interest rates and an uncertain macroeconomic environment could adversely impact borrower cash flows and result in increases in the allowance during future periods. While all industries could experience adverse impacts, certain of our loan portfolio industry sectors and subsectors have an increased level of risk, including real estate collateralized by multifamily, office buildings, retail and auto note financing.

The respective distribution of the allowance for credit losses as a percentage of our total loan portfolio are presented in the following table (dollars in thousands).

cv
			Allowance For
			Credit Losses
		Total	as a % of
	Total	Allowance	Total Loans
	Loans Held	for Credit	Held For
September 30, 2026	For Investment	Losses	Investment
Commercial real estate:
Non-owner occupied (1)	$2,284,984	$24,175	1.06%
Owner occupied (2)	1,574,656	36,720	2.33%
Commercial and industrial (3)	1,350,289	19,288	1.43%
Construction and land development (4)	972,122	8,172	0.84%
Total commercial loans	6,182,051	88,355	1.43%

1-4 family residential	1,951,905	4,898	0.25%
Consumer	27,251	379	1.39%
Total retail loans	1,979,156	5,277	0.27%

Total commercial and retail loans	8,161,207	93,632	1.15%

Broker-dealer	390,348	102	0.03%
Mortgage warehouse lending	255,521	128	0.05%
Total loans held for investment	$8,807,076	$93,862	1.07%
(1)	Included within commercial real estate non-owner occupied portfolio are loans within the office, retail and hotel/motel portfolio industry subsectors. At September 30, 2026, the office, retail and hotel/motel loans held for investment balances of approximately $529 million, $460 million and $140 million, respectively, had an allowance for credit losses of approximately $6 million, $3 million and $2 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 1.2%, 0.7% and 1.4%, respectively.
(2)	Included within commercial real estate owner occupied portfolio are loans within the industrial and office portfolio industry subsectors. At September 30, 2026, the industrial and office loans held for investment balances of approximately $460 million and $332 million, respectively, had an allowance for credit losses of approximately $11 million and $6 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 2.3% and 1.8%, respectively.
(3)	Commercial and industrial portfolio amounts reflect balances excluding banking segment mortgage warehouse lending. Included within commercial and industrial portfolio are loans within the auto note financing industry subsector. At September 30, 2026, the auto note financing loans held for investment balance of approximately $38 million had an allowance for credit losses of approximately $0.2 million, and an allowance for credit losses as a percentage of total loans held for investment of 0.6%.
(4)	Included within construction and land development portfolio are loans within the retail and office portfolio industry subsectors. At September 30, 2026, the retail and office loans held for investment balances of approximately $84 million and $24 million, respectively, had an allowance for credit losses of approximately $0.1 million and $0.4 million, respectively, and an allowance for credit losses as a percentage of total loans held for investment of 0.2% and 1.7%, respectively.

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

However, to consider the sensitivity of credit loss estimates to alternative macroeconomic forecasts, we compared the Company’s allowance for credit loss estimates as of September 30, 2026, excluding margin loans in the broker-dealer segment, and the banking segment mortgage warehouse programs, with modeled results using both upside (“S1”) and downside (“S3”) economic scenario forecasts published by Moody’s Analytics.

Compared to our economic forecast, the upside scenario assumes the economic impacts of tariffs on the economy will be less than expected and the economic impact from international armed conflicts recede faster than expected. Business sentiment and consumer confidence rise significantly. Real GDP is expected to grow by 3.5% in the fourth quarter of 2026, 2.7% in the first quarter of 2027, 3.3% in the second quarter of 2027, and 3.4% in the third quarter of 2027. Average unemployment rates are expected to decline to 3.8% by the fourth quarter of 2026 and to 3.6% by the first quarter of 2027. The federal funds rate remains stable throughout the remainder of 2026 and 2027.

Compared to our economic forecast, the downside scenario assumes the economic impact of tariffs and international armed conflicts is worse than expected. The combination of rising oil prices, tariffs and rising inflation causes the economy to fall into recession in the fourth quarter of 2026. Real GDP is expected to decrease by 3.7% in the fourth quarter of 2026, 3.3% in the first quarter of 2027, and 3.5% in the second quarter of 2027. Average unemployment rates are expected to increase to 5.9% by the fourth quarter of 2026 and to 8.3% by the fourth quarter of 2027 and then revert back to historical average rates over time. The Federal Reserve reduces the federal funds rate to support the economy to a 3.4% target by the fourth quarter of 2026 and to 1.7% by the fourth quarter of 2027.

The impact of applying all of the assumptions of the upside economic scenario during the reasonable and supportable forecast period would have resulted in a decrease in the allowance for credit losses of approximately $16 million or a weighted average expected loss rate of 0.9% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

The impact of applying all of the assumptions of the downside economic scenario during the reasonable and supportable forecast period would have resulted in an increase in the allowance for credit losses of approximately $48 million or a weighted average expected loss rate of 1.8% as a percentage of our total loan portfolio, excluding margin loans in the broker-dealer segment and the banking segment mortgage warehouse lending programs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loans Held for Investment:
Balance, beginning of period	$84,856	$97,961	$91,537	$101,116
Provision for (reversal of) credit losses	10,166	(2,511)	10,956	(513)
Recoveries of loans previously charged off:
Commercial real estate:
Non-owner occupied	—	—	—	—
Owner occupied	—	1	—	19
Commercial and industrial	488	100	1,083	371
Construction and land development	—	68	—	68
1-4 family residential	24	8	85	28
Consumer	28	41	81	103
Broker-dealer	—	—	—	—
Total recoveries	540	218	1,249	589
Loans charged off:
Commercial real estate:
Non-owner occupied	—	—	—	918
Owner occupied	—	—	—	—
Commercial and industrial	1,602	432	9,264	4,607
Construction and land development	—	5	137	274
1-4 family residential	—	1	237	1
Consumer	98	62	242	224
Broker-dealer	—	—	—	—
Total charge-offs	1,700	500	9,880	6,024
Net charge-offs	(1,160)	(282)	(8,631)	(5,435)
Balance, end of period	$93,862	$95,168	$93,862	$95,168

Average loans held for investment for the period	$8,708,397	$8,103,557	$8,501,269	$8,023,276
Total loans held for investment (end of period)			$8,807,076	$8,227,194

Loans Held for Sale:
Average loans held for sale for the period	$911,515	$905,623	$889,033	$846,868
Total loans held for sale (end of period)			$625,597	$849,357

Selected Credit Metrics:
Net charge-offs to average total loans held for investment (1)	(0.05)%	(0.01)%	(0.14)%	(0.09)%
Non-accrual loans:
Loans held for investment (end of period)			$47,250	$65,534
Loans held for sale (end of period)			$4,154	$2,719
Non-accrual loans to total loans (end of period)			0.54%	0.75%
Allowance for credit losses on loans held for investment to:
Total loans (end of period)			1.00%	1.05%
Total loans held for investment (end of period)			1.07%	1.16%
Total non-accrual loans (end of period)			182.60%	139.43%
Non-accrual loans held for investment (end of period)			198.65%	145.22%
(1)	Net charge-offs to average total loans held for investment ratio presented on a consolidated basis for all periods. Refer to following tables for details by loan portfolio segment.

Total non-accrual loans classified as loans held for investment decreased by $1.8 million from December 31, 2025 to September 30, 2026. This decrease was primarily due to a decrease in commercial industrial loans, partially offset by increases in commercial real estate non-owner occupied loans and commercial real estate owner occupied loans.

The following tables present additional details regarding our net charge-offs to average total loans held for investment ratios by loan portfolio segment for the periods presented (in thousands). Substantially all of the activity shown below occurred within the banking segment.

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended September 30, 2026	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$24,175	$—	$2,281,707	—%
Owner occupied	36,720	—	1,573,568	—%
Commercial and industrial	19,416	(1,114)	1,593,495	(0.28)%
Construction and land development	8,172	—	958,273	—%
1-4 Family Residential	4,898	24	1,910,140	0.00%
Consumer	379	(70)	25,867	(1.07)%
Broker-Dealer	102	—	365,347	—%
Total	$93,862	$(1,160)	$8,708,397	(0.05)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Nine Months Ended September 30, 2026	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$24,175	$—	$2,199,747	—%
Owner occupied	36,720	—	1,561,155	—%
Commercial and industrial	19,416	(8,181)	1,534,576	(0.71)%
Construction and land development	8,172	(137)	953,047	(0.02)%
1-4 Family Residential	4,898	(152)	1,882,382	(0.01)%
Consumer	379	(161)	27,547	(0.78)%
Broker-Dealer	102	—	342,815	—%
Total	$93,862	$(8,631)	$8,501,269	(0.14)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Three Months Ended September 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$28,716	$—	$2,036,635	—%
Owner occupied	30,576	1	1,493,790	0.00%
Commercial and industrial	22,752	(332)	1,456,797	(0.09)%
Construction and land development	7,356	63	892,779	0.03%
1-4 Family Residential	5,201	7	1,865,549	0.00%
Consumer	438	(21)	27,769	(0.30)%
Broker-Dealer	129	—	330,238	—%
Total	$95,168	$(282)	$8,103,557	(0.01)%

				Net
	Total			Recoveries
	Allowance	Net	Average	(Charge-Offs)
	for Credit	Recoveries	Loans Held	as a % of
Nine Months Ended September 30, 2025	Losses	(Charge-Offs)	for Investment	Average Loans
Commercial real estate:
Non-owner occupied	$28,716	$(918)	$1,994,931	(0.06)%
Owner occupied	30,576	19	1,464,054	0.00%
Commercial and industrial	22,752	(4,236)	1,475,697	(0.38)%
Construction and land development	7,356	(206)	879,576	(0.03)%
1-4 Family Residential	5,201	27	1,846,900	0.00%
Consumer	438	(121)	25,642	(0.63)%
Broker-Dealer	129	—	336,476	—%
Total	$95,168	$(5,435)	$8,023,276	(0.09)%

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

	September 30, 2026		December 31, 2025
		% of		% of
Allocation of the Allowance for Credit Losses	Reserve	Gross Loans	Reserve	Gross Loans
Commercial real estate:
Non-owner occupied	$24,175	25.94%	$24,265	25.52%
Owner occupied	36,720	17.88%	34,035	18.44%
Commercial and industrial	19,416	18.24%	21,280	18.36%
Construction and land development	8,172	11.04%	7,398	10.76%
1-4 family residential	4,898	22.16%	4,136	22.40%
Consumer	379	0.31%	397	0.37%
Broker-dealer	102	4.43%	26	4.15%
Total	$93,862	100.00%	$91,537	100.00%

The following table summarizes historical levels of the allowance for credit losses on loans held for investment, distributed by portfolio segment (in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2026	2026	2026	2025	2025
Commercial real estate:
Non-owner occupied	$24,175	$24,446	$22,303	$24,265	$28,716
Owner occupied	36,720	31,025	33,880	34,035	30,576
Commercial and industrial	19,416	18,401	21,934	21,280	22,752
Construction and land development	8,172	5,985	6,342	7,398	7,356
1-4 family residential	4,898	4,464	4,156	4,136	5,201
Consumer	379	450	350	397	438
Broker-dealer	102	85	32	26	129
	$93,862	$84,856	$88,997	$91,537	$95,168

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

Changes in the allowance for credit losses for loans with off-balance sheet credit exposures are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$7,289	$9,114	$9,402	$7,918
Other noninterest expense	1,488	(1,302)	(625)	(106)
Balance, end of period	$8,777	$7,812	$8,777	$7,812

During the three months ended September 30, 2026, the increase in the reserve for unfunded commitments was primarily due to increases in expected loss rates and commitment balances, while during the nine months ended September 30, 2026, the decrease in the reserve for unfunded commitments was primarily due to a decrease in commitment balances. During the three and nine months ended September 30, 2025, the decreases in the reserve for unfunded commitments were primarily due to decreases in expected loss rates, partially offset by an increase in commitment balances.

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

At September 30, 2026, we had $204.5 million of potential problem loans, compared to $124.9 million at December 31, 2025. Our potential problem loans designated as substandard accrual at September 30, 2026 and December 31, 2025, totaled $192.8 million and $124.9 million, respectively. The increase from December 31, 2025 to September 30, 2026 was primarily attributable to increases in commercial real estate non-owner occupied loans, construction and land development loans and commercial and industrial loans, partially offset by a decrease in 1-4 family residential loans. Of the $192.8 million of potential problem loans designated as substandard accrual at September 30, 2026, $69.0 million, $47.0 million and $43.4 million were associated with commercial real estate non-owner occupied loans, commercial real estate owner occupied loans and commercial and industrial loans, respectively, compared to $32.1 million, $42.2 million and $32.9 million, respectively, at December 31, 2025.

Potential problem loans designated as special mention comprised of two credit relationships totaling $11.7 million at September 30, 2026, while at December 31, 2025 there were no potential problem loans designated as special mention.

Non-Performing Assets

The following table presents components of our non-performing assets (dollars in thousands).

	September 30,	December 31,
	2026	2025	Variance
Loans accounted for on a non-accrual basis:
Commercial real estate:
Non-owner occupied	$12,051	$3,873	$8,178
Owner occupied	13,188	5,617	7,571
Commercial and industrial	11,322	28,581	(17,259)
Construction and land development	2,070	1,010	1,060
1-4 family residential	12,773	14,367	(1,594)
Consumer	—	—	—
Broker-dealer	—	—	—
Non-accrual loans	$51,404	$53,448	$(2,044)

Non-accrual loans as a percentage of total loans	0.54%	0.58%	(0.04)%

Other real estate owned	$8,812	$8,020	$792

Other repossessed assets	$—	$—	$—

Non-performing assets	$60,216	$61,468	$(1,252)

Non-performing assets as a percentage of total assets	0.37%	0.39%	(0.02)%

Loans past due 90 days or more and still accruing	$46,330	$33,811	$12,519

At September 30, 2026, non-accrual loans included 26 commercial and industrial relationships with loans secured by notes receivable, accounts receivable and inventory. Commercial and industrial non-accrual loans decreased by $17.3 million from December 31, 2025 to September 30, 2026. Non-accrual loans at September 30, 2026 also included $4.2 million of loans secured by residential real estate which were classified as loans held for sale. At December 31, 2025, non-accrual loans included 29 commercial and industrial relationships with loans secured primarily by notes receivable, accounts receivable and inventory. Non-accrual loans at December 31, 2025 also included $4.4 million of loans secured by residential real estate which were classified as loans held for sale.

Other real estate owned (“OREO”) increased from December 31, 2025 to September 30, 2026, primarily due to additions totaling $3.1 million, partially offset by disposals and valuation adjustments totaling $2.3 million. At both September 30, 2026 and December 31, 2025, OREO was primarily comprised of commercial properties.

Deposits

The banking segment’s major source of funds and liquidity is its deposit base. Deposits provide funding for its investments in loans and securities. Interest paid for deposits must be managed carefully to control the level of interest expense and overall net interest margin. The composition of the deposit base (time deposits versus interest-bearing demand deposits and savings), as discussed in more detail within the section titled “Liquidity and Capital Resources — Banking Segment” below, is constantly changing due to the banking segment’s needs and market conditions. Consistent with the consolidated trend in average rates paid on interest-bearing deposits noted in the table below, the banking segment’s average rate paid on interest-bearing deposits during the three months ended September 30, 2026 was 2.57%, compared to 2.54% during the three months ended June 30, 2026 and 3.14% during the three months ended September 30, 2025.

The Bank’s cumulative interest-bearing deposit pricing beta, excluding deposits from the Hilltop Securities FDIC-insured sweep program and brokered deposits, through the interest rate decrease cycle from September 2024 until the recent 25-basis point increase in the target range for the federal funds rate in September 2026, approximated 74%. The deposit pricing beta represents the change in interest-bearing deposit pricing in response to a change in market interest rates. The historical interest-bearing deposit pricing beta for the Bank, excluding deposits from our Hilltop Securities FDIC-insured sweep program and brokered deposits, has approximated 58%. We expect that the Bank’s cost related to interest-bearing deposits during 2026 to continue to be driven by various factors, including, but not limited to competitive pressures, broader economic conditions, the recent increase in the target range for the federal funds rate during September 2026, further changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time.

The table below presents the average balance of, and rate paid on, consolidated deposits (dollars in thousands).

	Nine Months Ended September 30,
	2026		2025
	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid
Noninterest-bearing demand deposits	$2,752,824	0.00%	$2,722,478	0.00%
Interest-bearing deposits:
Demand	6,429,268	2.30%	6,492,189	2.82%
Savings	234,995	1.04%	228,398	1.00%
Time	1,137,124	3.22%	1,232,148	3.84%
	7,801,387	2.40%	7,952,735	2.93%
Total deposits	$10,554,211	1.77%	$10,675,213	2.18%

The table above includes interest-bearing brokered deposits with balances of approximately $15 million at September 30, 2026, compared with approximately $15 million at December 31, 2025. The variability in the level of brokered deposits has been, and will continue to be, managed through asset/liability strategy and policies that address diversification of funding sources and market conditions, including demand by customers and other investors for those deposits, and the cost of funds available from alternative sources at the time.

At September 30, 2026, total estimated uninsured deposits were $6.0 billion, or approximately 55% of total deposits, while estimated uninsured deposits, excluding collateralized deposits of $586.7 million and internal accounts of $380.8 million, were $5.1 billion, or approximately 46% of total deposits. Total estimated uninsured deposits were $5.9 billion, or approximately 54% of total deposits, as of December 31, 2025.

The following table presents the scheduled maturities of the portion of our time deposits that are in excess of the FDIC insurance limit of $250,000 as of September 30, 2026 (in thousands).

Months to maturity:
3 months or less	$181,329
3 months to 6 months	38,729
6 months to 12 months	49,164
Over 12 months	50,733
$319,955

Borrowings

Our consolidated borrowings are shown in the table below (dollars in thousands).

	September 30, 2026		December 31, 2025
		Average		Average
	Balance	Rate Paid	Balance	Rate Paid
Short-term borrowings	$825,220	3.97%	$676,882	4.16%
Notes payable	148,762	6.37%	148,587	6.68%
	$973,982	4.31%	$825,469	4.63%

Short-term borrowings consisted of federal funds purchased, securities sold under agreements to repurchase, borrowings at the FHLB, short-term bank loans and commercial paper. The increase in short-term borrowings at September 30, 2026, compared with December 31, 2025, primarily reflected increases in short-term bank loans and securities sold under agreements to repurchase by the broker-dealer segment, partially offset by decreases in federal funds purchased by the banking segment and commercial paper by the broker-dealer segment. Notes payable at September 30, 2026 and December 31, 2025 was comprised of the 2035 Subordinated Notes, net of origination fees.

Liquidity and Capital Resources

Hilltop is a financial holding company whose assets primarily consist of the stock of its subsidiaries and invested assets. Hilltop’s primary investment objectives, as a holding company, are to support capital deployment for organic growth and to preserve capital to be deployed through acquisitions, dividend payments and stock repurchases. At September 30, 2026, Hilltop had $284.1 million in cash and cash equivalents, an increase of $71.4 million from $212.7 million at December 31, 2025. This increase in cash and cash equivalents was primarily due to the receipt of $248.0 million of dividends from subsidiaries, partially offset by cash outflows from $114.5 million in stock repurchases, $36.0 million in cash dividends declared and other general corporate expenses. Subject to regulatory restrictions, Hilltop has received, and may also continue to receive, dividends from its subsidiaries. If necessary or appropriate, we may also finance acquisitions with the proceeds from equity or debt issuances. We believe that Hilltop’s liquidity is sufficient for the foreseeable future, with current short-term liquidity needs including operating expenses, redemption of debt obligations, interest on debt obligations, dividend payments to stockholders and potential stock repurchases.

Economic Environment

As previously discussed, operational and financial headwinds during 2025 and the first nine months of 2026 have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026. The extent of the impact of uncertain economic conditions on our financial performance during the remainder of 2026, will depend in part on developments outside of our control, including, among others, changes in the political environment, the impact of tariffs and reciprocal tariffs, the timing and significance of further changes in U.S. treasury yields and mortgage interest rates, and a volatile economic forecast. These conditions, coupled with exposure to changes in funding costs, inflationary pressures, elevated energy prices, and international armed conflicts and their impact on supply chains have had, and are expected to continue to have, an adverse impact on our operating results during the remainder of 2026. We will continue to monitor the economic environment and evaluate appropriate actions to enhance our financial flexibility, protect capital, minimize losses and ensure target liquidity levels.

Dividend Declaration

On October 22, 2026, our board of directors declared a quarterly cash dividend of $0.22 per common share, payable on November 20, 2026 to all common stockholders of record as of the close of business on November 6, 2026.

Future dividends on our common stock are subject to the determination by the board of directors based on an evaluation of our earnings and financial condition, liquidity and capital resources, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to our common stock and other factors.

Stock Repurchases

In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock. In July 2026, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $200.0 million, an increase of $75.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation. During the nine months ended September 30, 2026, Hilltop paid $114.5 million to repurchase an aggregate of 3,000,291 shares of our common stock at an average price of $38.15 per share pursuant to the stock repurchase program. As a result of share repurchases during 2026, Hilltop has approximately $86 million of available share repurchase capacity through the expiration of the 2026 stock repurchase program in January 2027.

Our share repurchases in excess of issuance may be subject to a nondeductible 1% excise tax enacted by the Inflation Reduction Act of 2022, subject to certain limitations. During the three and nine months ended September 30, 2026, an excise tax of $0.2 million and $1.0 million, respectively, on net share repurchases was accrued and recorded to retained earnings on the consolidated balance sheets, and reported as a component of repurchases of common stock, inclusive of taxes within the consolidated statements of stockholders’ equity. While we may complete transactions subject to the excise tax, we do not expect the tax to have a material impact to our financial condition or results of operations.

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

The 2035 Subordinated Notes bear interest at a rate of 6.125% per year, payable semi-annually in arrears commencing on November 15, 2020. The interest rate for the 2035 Subordinated Notes will reset quarterly beginning May 15, 2030 to an interest rate, per year, equal to the then-current benchmark rate, which is expected to be three-month term SOFR rate plus 5.80%, payable quarterly in arrears. At September 30, 2026, $150.0 million of our 2035 Subordinated Notes was outstanding.

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

The following table shows PlainsCapital’s and Hilltop’s actual capital amounts and ratios in accordance with Basel III compared to the regulatory minimum capital requirements including the conservation buffer ratio in effect at September 30, 2026 (dollars in thousands). Based on actual capital amounts and ratios shown in the following table, PlainsCapital’s ratios place it in the “well capitalized” (as defined) capital category under regulatory requirements.

			Minimum Capital
			Requirements Including	To Be Well
	September 30, 2026		Conservation Buffer	Capitalized
	Amount	Ratio	Ratio	Ratio
Tier 1 capital (to average assets):
PlainsCapital	$1,206,261	9.74%	4.0%	5.0%
Hilltop	1,931,904	12.63%	4.0%	N/A
Common equity Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,206,261	12.83%	7.0%	6.5%
Hilltop	1,931,904	18.28%	7.0%	N/A
Tier 1 capital (to risk-weighted assets):
PlainsCapital	1,206,261	12.83%	8.5%	8.0%
Hilltop	1,931,904	18.28%	8.5%	N/A
Total capital (to risk-weighted assets):
PlainsCapital	1,308,798	13.92%	10.5%	10.0%
Hilltop	2,184,543	20.66%	10.5%	N/A

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

	September 30,	December 31,
	2026	2025
FHLB capacity	$4,329	$4,352
Investment portfolio (available)	1,097	1,003
Fed deposits (excess daily requirements)	1,061	1,013
	$6,487	$6,368

During the third quarter of 2026, our overall deposit costs decreased, primarily due to lower rates on interest-bearing deposits on certain products and product tiers in conjunction with rate reductions by the Federal Reserve to lower the effective funds rate towards the end of 2025. Future decisions on the cost of deposits will continue to be influenced by various factors including, but not limited to competitive pressures, broader economic conditions, the recent increase in the target range for the federal funds rate during September 2026, further changes in the target range for the federal funds rate, customer behavior and our liquidity position at that time. At September 30, 2026, the Bank also accessed and included approximately $500 million of core deposits on its balance sheet from our Hilltop Securities FDIC-insured sweep program, while the Bank is not utilizing any of its FHLB borrowing capacity noted above through the use of short-term borrowings.

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

The Bank’s 15 largest depositors, excluding Hilltop, Hilltop Securities and PrimeLending, collectively accounted for 15.89% of the Bank’s total deposits, and the Bank’s five largest depositors, excluding Hilltop and Hilltop Securities, collectively accounted for 9.25% of the Bank’s total deposits at September 30, 2026. The loss of one or more of our largest Bank customers, or a significant decline in our deposit balances due to ordinary course fluctuations related to these customers’ businesses, could adversely affect our liquidity and might require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits.

Broker-Dealer Segment

The Hilltop Broker-Dealers finance their assets and operations primarily from their equity capital, short-term bank borrowings, interest-bearing and noninterest-bearing client credit balances, correspondent deposits, securities lending arrangements, repurchase agreement financing, commercial paper issuances and other payables, subject to their respective compliance with broker-dealer net capital and customer protection rules. At September 30, 2026, Hilltop Securities had credit arrangements with two unaffiliated banks, with maximum aggregate commitments of up to $425.0 million. These credit arrangements are used to finance securities owned, securities held for correspondent accounts, receivables in customer margin accounts and underwriting activities. These credit arrangements are provided on an “as offered” basis and are not committed lines of credit. In addition, Hilltop Securities has committed revolving credit facilities with two unaffiliated banks, with aggregate availability of up to $150.0 million. At September 30, 2026, Hilltop Securities had $122.0 million in outstanding borrowings under its credit arrangements and had $50.0 million in outstanding borrowings under its credit facilities. The weighted average interest rate on its borrowings at September 30, 2026 was 5.05%.

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

As of September 30, 2026, the weighted average maturity of the CP Notes was 171 days at a rate of 4.11% with a weighted average remaining life of 92 days. At September 30, 2026, the aggregate amount outstanding under these secured arrangements was $245.8 million, which was collateralized by securities held for Hilltop Securities accounts valued at $271.8 million.

Mortgage Origination Segment

PrimeLending funds the mortgage loans it originates through a warehouse line of credit maintained with the Bank, which had a total commitment of $1.2 billion, of which $549.8 million was drawn at September 30, 2026. PrimeLending sells substantially all mortgage loans it originates to various investors in the secondary market, historically with the majority with servicing released. As these mortgage loans are sold in the secondary market, PrimeLending pays down its warehouse line of credit with the Bank. In addition, PrimeLending has an available line of credit with an unaffiliated bank of up to $1.0 million, of which no borrowings were drawn at September 30, 2026.

PrimeLending owns a 100% membership interest in PrimeLending Ventures Management, LLC (“Ventures Management”), which holds a controlling ownership interest in and is the managing member of certain ABAs. At September 30, 2026, these ABAs had combined available lines of credit totaling $65.0 million, all of which was with the Bank, with outstanding borrowings of $21.9 million.

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

In the aggregate, the Bank had outstanding unused commitments to extend credit of $2.2 billion at September 30, 2026 and outstanding financial and performance standby letters of credit of $171.3 million at September 30, 2026.

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

Impact of Inflation and Changing Prices

Our consolidated financial statements included herein have been prepared in accordance with GAAP, which presently require us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Historically, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. Although inflationary pressures have moderated from their peak, inflationary pressures increased during the third quarter of 2026, driven in part by the impacts of higher energy prices and international armed conflicts, and remained above the Federal Reserve target. In September 2026, the Federal Reserve increased the target range for the federal funds rate in response to elevated inflation, and we expect inflationary pressures will persist during the remainder of 2026. However, the impact and timing of tariffs and changes in trade policy add uncertainty to the inflation outlook. Furthermore, a prolonged period of inflation has, and could continue to cause our costs, including compensation, occupancy and software costs, to increase, which could adversely affect our results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our assessment of market risk as of September 30, 2026 indicates there are no material changes in the quantitative and qualitative disclosures from those previously reported in our 2025 Form 10-K, except as discussed below.

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

	September 30, 2026

	3 Months or	> 3 Months to	> 1 Year to	> 3 Years to
	Less	1 Year	3 Years	5 Years	> 5 Years	Total
Interest sensitive assets:
Loans	$4,828,918	$1,316,254	$1,618,047	$804,169	$426,362	$8,993,750
Securities	337,124	205,512	469,098	392,470	815,237	2,219,441
Federal funds sold and securities purchased under agreements to resell	2,147,035	—	—	—	—	2,147,035
Other interest sensitive assets	6,598	—	—	—	59,934	66,532
Total interest sensitive assets	7,319,675	1,521,766	2,087,145	1,196,639	1,301,533	13,426,758

Interest sensitive liabilities:
Interest bearing checking	$6,836,199	$—	$—	$—	$—	$6,836,199
Savings	276,780	—	—	—	—	276,780
Time deposits	626,063	342,432	101,606	10,590	—	1,080,691
Notes payable and other borrowings	164,920	352	994	1,082	3,138	170,486
Total interest sensitive liabilities	7,903,962	342,784	102,600	11,672	3,138	8,364,156

Interest sensitivity gap	$(584,287)	$1,178,982	$1,984,545	$1,184,967	$1,298,395	$5,062,602

Cumulative interest sensitivity gap	$(584,287)	$594,695	$2,579,240	$3,764,207	$5,062,602

Percentage of cumulative gap to total interest sensitive assets	(4.35)%	4.43%	19.21%	28.04%	37.71%

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

	Change in	Changes in		Changes in
	Interest Rates	Net Interest Income		Economic Value of Equity
	(basis points)	Amount	Percent	Amount	Percent
September 30, 2026
	+200	$31,125	6.66%	$127,864	6.14%
	+100	$16,852	3.61%	$74,095	3.56%
	+50	$6,488	1.39%	$39,610	1.90%
	-50	$(5,785)	(1.24)%	$(37,398)	(1.80)%
	-100	$(8,233)	(1.76)%	$(94,025)	(4.52)%
	-200	$(11,183)	(2.39)%	$(253,862)	(12.20)%
December 31, 2025
	+200	$30,469	6.90%	$166,983	8.96%
	+100	$15,371	3.48%	$93,199	5.00%
	-50	$(4,202)	(0.95)%	$(71,006)	(3.81)%
	-100	$(5,876)	(1.33)%	$(159,611)	(8.56)%
	-200	$(1,513)	(0.34)%	$(391,594)	(21.01)%

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

	September 30, 2026
	1 Year	> 1 Year	> 5 Years
	or Less	to 5 Years	to 10 Years	> 10 Years	Total
Trading securities, at fair value
Municipal obligations	$3,413	$20,041	$39,031	$246,721	$309,206
U.S. government and government agency obligations	5,226	(32,675)	5,511	25,206	3,268
Corporate obligations	7,026	18,186	6,737	28,176	60,125
Total debt securities	15,665	5,552	51,279	300,103	372,599
Corporate equity securities	128	—	—	—	128
Other	118,244	—	—	—	118,244
	$134,037	$5,552	$51,279	$300,103	$490,971

Weighted average yield
Municipal obligations	3.80%	7.07%	5.05%	5.39%	5.44%
U.S. government and government agency obligations	4.38%	5.06%	5.33%	8.96%	6.28%
Corporate obligations	5.22%	6.16%	6.11%	4.29%	5.18%

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

Consolidated

At September 30, 2026, total debt obligations on our consolidated balance sheet, excluding short-term borrowings and unamortized debt issuance costs and premiums, were $150 million, and was all subject to fixed interest rates. If interest rates were to increase by one eighth of one percent (0.125%), the increase in interest expense on the variable rate debt would not have a significant impact on our future consolidated earnings or cash flows.

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

	Change in	Changes in
	Interest Rates	Net Interest Income
	(basis points)	Amount	Percent
September 30, 2026
	+200	$42,409	8.05%
	+100	$22,477	4.27%
	+50	$9,298	1.77%
	-50	$(8,382)	(1.59)%
	-100	$(14,766)	(2.80)%
	-200	$(25,529)	(4.85)%
December 31, 2025
	+200	$39,702	8.45%
	+100	$19,958	4.25%
	-50	$(8,485)	(1.81)%
	-100	$(16,910)	(3.60)%
	-200	$(25,981)	(5.53)%

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table details our repurchases of shares of common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2026	45,000	$39.55	45,000	$103,698,872
August 1 - August 31, 2026	347,075	39.01	347,075	90,157,754
September 1 - September 30, 2026	120,000	38.58	120,000	85,527,731
Total	512,075	$38.96	512,075
(1)	Average price paid per share includes commissions associated with such repurchases.
(2)	In January 2026, our board of directors authorized a new stock repurchase program through January 2027, pursuant to which we were originally authorized to repurchase, in the aggregate, up to $125.0 million of our outstanding common stock. In July 2026, our board of directors authorized an increase to the aggregate amount of common stock we may repurchase under this program to $200.0 million, which is inclusive of repurchases to offset dilution related to grants of stock-based compensation.

Item 5. Other Information

None of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K) during the three months ended September 30, 2026.

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

HILLTOP HOLDINGS INC.

Date: October 23, 2026	By:	/s/ William B. Furr
William B. Furr
Chief Financial Officer (Principal Financial Officer and duly authorized officer)